Form 10-Q
period 1998-03-31
VERIO INC
filed 1998-05-27
CIK 1040956

                                    FORM 10-Q
                                 ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   (Mark one)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ended: March 31, 1998
                                -----------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from             to
                                          ------------    ------------

                             Commission file number:
                                                    -------

                                   Verio Inc.
                                   ----------
             (Exact name of registrant as specified in its charter)

           Delaware                                       84-1339720
           --------                                       ----------
(State or other jurisdiction of                         I.R.S. Employer
 incorporation or organization)                        Identification No.)


                        8005 S. Chester Street, Suite 200
                            Englewood, Colorado 80112
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  303/645-1900
                                  ------------
              (Registrant's telephone number, including area code)


                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
             such filing requirements for the past 90 days. Yes   No X
                                                               ---  ---

The number of shares of the registrant's Common Stock outstanding as of May 15, 1998 was 32,064,323.

                                 V E R I O Inc.
                           FORM 10-Q - MARCH 31, 1998


                                      INDEX

Part I.   Financial Information                                               Page
                                                                              ----
Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
            December 31, 1997 and March 31, 1998                                2

          Consolidated Condensed Statements of Operations -
            Three Months Ended March 31, 1997 and
            March 31, 1998                                                      3

          Statement of Stockholders' Equity -
            December 31, 1997 and March 31, 1998                                4

          Consolidated Condensed Statements of Cash Flows -
            Three Months Ended March 31, 1997 and
            March 31, 1998                                                      5


          Notes to Consolidated Condensed Financial Statements                  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                   9


Part II.  Other Information

Item 1.   Legal Proceedings                                                    16

Item 2.   Changes in Securities and Use of Proceeds                            16

Item 3.   Defaults Upon Senior Securities                                      17

Item 4.   Submission of Matters to a Vote of Security Holders                  17

Item 5.   Other Information                                                    18

Item 6.   Exhibits and Reports on Form 8-K                                     18

                           VERIO INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                          ASSETS
                                                                                                       December 31,      MARCH 31,
                                                                                                           1997            1998
                                                                                                         ---------      ---------
                                                                                                                       (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                                             $  72,586      $ 160,396
   Restricted cash and securities (note 3)                                                                  21,015         14,285
   Receivables:
      Trade, net of allowance for doubtful accounts of $1,233 and $1,470, respectively                       7,565         10,068
      Affiliates                                                                                               735            309
   Prepaid expenses and other                                                                                3,921          4,103
                                                                                                         ---------      ---------
            Total current assets                                                                           105,822        189,161
Restricted cash and securities (note 3)                                                                     19,539         12,928
Investments in affiliates, at cost (note 2)                                                                  2,378          1,376
Equipment and leasehold improvements:
   Internet access and computer equipment                                                                   30,535         36,790
   Furniture, fixtures and computer software                                                                 3,301          3,489
   Leasehold improvements                                                                                    1,596          2,225
                                                                                                         ---------      ---------
                                                                                                            35,432         42,504
   Less accumulated depreciation and amortization                                                           (7,219)       (10,746)
                                                                                                         ---------      ---------
            Net equipment and leasehold improvements                                                        28,213         31,758
Other assets:
   Goodwill, net of accumulated amortization of $3,595 and $6,047, respectively (note 2)                    83,216        113,567
   Debt issuance costs, net of accumulated amortization of $330 and $332, respectively                       4,858          8,424
   Organization costs and other, net                                                                         2,445          2,571
                                                                                                         ---------      ---------
            Total assets                                                                                 $ 246,471      $ 359,785
                                                                                                         =========      =========

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                                      $   7,389      $   6,532
   Accrued expenses                                                                                         11,401          6,559
   Accrued interest payable                                                                                    844          4,031
   Lines of credit, notes payable and current portion of long-term debt (note 3)                             2,751          1,022
   Current portion of capital lease obligations                                                              1,575          2,440
   Deferred revenue                                                                                          7,177          7,565
                                                                                                         ---------      ---------
            Total current liabilities                                                                       31,137         28,149
Long-term debt, less current portion, net of discount (note 3)                                             139,376        268,476
Capital lease obligations, less current portion                                                              2,945          3,476
                                                                                                         ---------      ---------
            Total liabilities                                                                              173,458        300,101
                                                                                                         ---------      ---------
Minority interests in subsidiaries                                                                           2,765            614
Redeemable preferred stock (note 4):
   Series A, convertible, $.001 par value.  6,100,000 shares authorized, 6,033,333 shares issued and
          outstanding at December 31, 1997 and March 31, 1998. Liquidation preference of $18,100            18,080         18,082
   Series B, convertible, $.001 par value.  10,117,000 shares authorized, 10,028,334 shares issued
          and outstanding at December 31, 1997 and March 31, 1998. Liquidation preference of $60,170        59,193         59,255
   Series C, convertible, $.001 par value.  2,500,000 shares authorized, issued and outstanding
          at December 31, 1997 and March 31, 1998.  Liquidation preference of $20,000                       19,976         19,978
                                                                                                         ---------      ---------
                                                                                                            97,249         97,315
                                                                                                         ---------      ---------
Stockholders' deficit
   Preferred stock, Series D-1, convertible, $.001 par value 3,000,000 shares authorized, 680,000 and 1,684,751shares issued and outstanding at December 31, 1997 and March 31, 1998,
          respectively.  Liquidation preference of $25,271. (note 4)                                        10,200         25,271
   Common stock, $.001 par value.  35,133,000 shares authorized, 1,254,533 and 1,294,233
          shares issued and outstanding at December 31, 1997 and March 31, 1998                                  1              1
   Additional paid-in capital                                                                               14,272         16,340
   Accumulated deficit                                                                                     (51,474)       (79,857)
                                                                                                         ---------      ---------
            Total stockholders' deficit                                                                    (27,001)       (38,245)
Commitments (notes 2, 3 and 4)
                                                                                                         ---------      ---------
            Total liabilities and stockholders' deficit                                                  $ 246,471      $ 359,785
                                                                                                         =========      =========


          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                       Three Months Ended
                                                                                                       ------------------
                                                                                                    March 31,        March 31,
                                                                                                      1997             1998
                                                                                                    ----------      ----------
Revenue:
   Internet connectivity:
      Dedicated                                                                                     $    1,954      $    9,900
      Dial-up                                                                                            1,106           4,147
   Enhanced services and other                                                                           1,354           7,151
                                                                                                    ----------      ----------
            Total revenue                                                                                4,414          21,198
Costs and expenses:
   Internet services operating costs                                                                     2,042           9,536
   Selling, general and administrative and other                                                         6,718          19,999
   Depreciation and amortization                                                                         1,246           6,381
                                                                                                    ----------      ----------
            Total costs and expenses                                                                    10,006          35,916

            Loss from operations                                                                        (5,592)        (14,718)
Other income (expense):
   Interest income                                                                                         714           1,650
   Interest expense                                                                                       (121)         (5,551)
                                                                                                    ----------      ----------
            Loss before minority interests and extraordinary item                                       (4,999)        (18,619)
Minority interests                                                                                         388             402
                                                                                                    ----------      ----------
            Net loss before extraordinary item and accretion of preferred stock                         (4,611)        (18,217)

Accretion of preferred stock to liquidation value                                                          (66)            (65)
                                                                                                    ----------      ----------
            Net loss attributable to common shareholders before extraordinary item                      (4,677)        (18,282)
Extraordinary item - loss related to debt repurchase                                                        --         (10,101)
                                                                                                    ----------      ----------
            Net loss attributable to common shareholders                                            $   (4,677)     $  (28,383)
                                                                                                    ==========      ==========

Weighted average number of common shares outstanding - basic and diluted                                 1,090           1,265
                                                                                                    ==========      ==========

Loss per common share - basic and diluted:
   Loss per common share before extraordinary item                                                  $    (4.29)     $   (14.45)
   Extraordinary item                                                                                       --           (7.99)
                                                                                                    ----------      ----------
   Loss per common share - basic and diluted                                                        $    (4.29)     $   (22.44)
                                                                                                    ==========      ==========





          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          Additional
                                          Preferred      Common Stock      Paid-in      Accumulated
                                            Stock           Shares          Amount        Capital        Deficit          Total
                                            -----           ------          ------        -------        -------          -----
BALANCE AT DECEMBER 31, 1997             $   10,200       1,254,533      $        1     $   14,272     $  (51,474)     $  (27,001)

Issuance of common stock
      for exercise of options                    --          39,733              --            131             --             131

Issuance of preferred stock in
      business combinations                  15,071              --              --             --             --          15,071

Issuance of options in
      business combinations                      --              --              --          1,937             --           1,937

Accretion of redeemable preferred
      stock to liquidation value                 --              --              --             --            (65)            (65)

Net loss                                                                                                  (28,318)        (28,318)
                                         ----------      ----------      ----------     ----------     ----------      ----------

BALANCE AT MARCH 31, 1998
    (UNAUDITED)                          $   25,271       1,294,266      $        1     $   16,340     $  (79,857)     $  (38,245)
                                         ==========      ==========      ==========     ==========     ==========      ==========




          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                      --------------------------
                                                                       March 31,       March 31,
                                                                         1997            1998
                                                                      ----------      ----------
Cash flows from operating activities:
  Net loss ......................................................     $   (4,611)     $  (28,318)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization ..............................          1,246           6,381
     Minority interests' share of losses ........................           (388)
                                                                                            (402)
     Extraordinary item - loss related to the
       repurchase of debt .......................................             --          10,101
     Changes in operating assets and liabilities,
       excluding effects of business combinations:
       Receivables ..............................................           (975)         (1,226)
       Prepaid expenses and other current assets ................           (667)            773
       Accounts payable .........................................         (2,668)         (1,607)
       Accrued expenses .........................................         (2,218)         (3,509)
       Accrued interest payable .................................             --           3,467
       Deferred revenue .........................................            399            (466)
                                                                      ----------      ----------
          Net cash used by operating activities .................         (9,882)        (14,806)
                                                                      ----------      ----------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements ...........         (2,987)         (3,820)
  Acquisition of net assets in business combinations and
     investments in affiliates, net of cash acquired ............        (18,538)        (18,844)
  Restricted cash and securities ................................             --          13,341
  Other .........................................................           (620)           (373)
                                                                      ----------      ----------
          Net cash used by investing activities .................        (22,145)         (9,696)
                                                                      ----------      ----------

Cash flows from financing activities:
  Proceeds from lines of credit, notes payable and
    long-term debt ..............................................             60         169,769
  Repayments of lines of credit and notes payable ...............           (750)        (57,138)
  Repayments of capital lease obligations .......................           (104)           (450)
  Proceeds from issuance of common stock ........................             --             131
                                                                      ----------      ----------
          Net cash provided (used) by financing activities ......           (794)        112,312
                                                                      ----------      ----------
          Net increase (decrease) in cash and cash
            equivalents .........................................        (32,821)         87,810

Cash and cash equivalents:
  Beginning of period ...........................................         66,467          72,586
                                                                      ----------      ----------
  End of period .................................................     $   33,646      $  160,396
                                                                      ==========      ==========

Supplemental disclosures of cash flow information:
  Equipment acquired through capital lease obligations ..........     $       --      $    1,651
                                                                      ==========      ==========
  Cash paid for interest ........................................     $       --      $    1,875
                                                                      ==========      ==========
  Acquisition of net assets in business combination
    through issuance of preferred stock and preferred
    stock options ...............................................     $       --      $   17,008
                                                                      ==========      ==========


          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Verio Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected. Operating results for the three month period ending March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. The consolidated condensed financial statements and notes thereto should be read in conjunction with the financial statements and notes for the period and year ended December 31, 1996 and 1997.

         During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting ("SFAS") No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of SFAS 130 and 131 did not have a significant effect on the Company's financial position or results of operations.

NOTE 2 - BUSINESS COMBINATIONS AND INVESTMENTS IN AFFILIATES

         During the three months ended March 31, 1998, the Company purchased additional investments in eight of the Company's affiliates and acquired one new internet service provider for a combination of cash and Series D-1 Preferred Stock (see note 4). All acquisitions were accounted for using the purchase method of accounting. For those businesses acquired and consolidated, the results of operations for the acquired businesses are included in the Company's consolidated statement of operations from the dates of acquisition. Summary information regarding the business combinations is as follows:

   Consolidated acquisitions in 1998:

                                                                   Ownership           Total
                                                                   interest      ownership interest    Approximate
             Business name                   Acquisition date      purchased     at March 31, 1998    purchase price
             ------------                    ----------------      ---------     -----------------    --------------
         Signet Partners, Inc.               January 30, 1998          14%
                                             February 26, 1998         45%              100%             $ 1,925
         Pacific Rim Network, Inc.           February 16, 1998         73%              100%                 730
         Clark Internet Services, Inc.       February 25, 1998         49%              100%               3,863
         Internet Engineering
         Associates, Inc.                    February 25, 1998         80%              100%               1,608
         On-Ramp Technologies, Inc.          February 26, 1998         45%              100%              11,849
         National Knowledge Networks, Inc.   February 27, 1998         59%              100%               2,092
         Access One, Inc.                    February 27, 1998         80%              100%               5,601
         NSNet, Inc.                         February 27, 1998        100%              100%               3,661
         NorthWestNet, Inc.                  March 6, 1998             15%              100%               4,803
                                                                                                         -------
                                                                                                          36,132
         Acquisition costs                                                                                   544
                                                                                                         -------
                                                                                                         $36,676
                                                                                                         =======

         The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if all consolidated acquisitions as of March 31, 1998 had occurred at the beginning of the respective periods presented.

                                                                      Three months ended
                                                               --------------------------------
                                                               March 31, 1997    March 31, 1998
                                                               --------------    --------------
Revenue                                                            $16,189          $22,959
Loss before extraordinary item and
  accretion of preferred stock                                      (9,058)         (19,280)
Net loss                                                            (9,058)         (29,381)
Net loss attributable to common shareholders                        (9,124)         (29,446)
Loss per common share - basic and diluted                            (8.37)          (23.28)

The pro forma results do not necessarily represent results that would have occurred if the transactions had been consummated as of January 1, 1997 and 1998 and is not intended to indicate the expected results for any future period.

         Subsequent to March 31, 1998, the Company completed additional acquisitions of five unrelated entities and acquired the remaining equity in two affiliates in which the Company did not initially acquire 100% ownership for approximately $35.6 million in cash, Series D-1 Preferred Stock and options to acquire Series D-1 Preferred Stock (see note 4).

                           VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - DEBT

         On March 25, 1998, the Company completed the private placement of $175.0 million principal amount of senior notes (the "1998 Notes"). The 1998 Notes are redeemable at the option of the Company commencing April 1, 2002. The 1998 Notes mature on April 1, 2005. Interest on the 1998 Notes, at the annual rate of 10 3/8%, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The 1998 Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future unsecured and senior indebtedness. The 1998 Notes contain terms that are substantially similar to the 1997 Notes. The Company used approximately $54.5 million of the proceeds plus accrued interest to repurchase $50.0 million principal amount of the $150,000,000 13 1/2% Senior Notes due 2004 ("1997 Notes"). As a result, the Company was refunded approximately $13.3 million from the escrow account for the 1997 Notes, of which approximately $1.9 million was used to pay accrued and unpaid interest on the $50.0 million principal amount of 1997 Notes repurchased from Brooks Fiber Properties, Inc. This transaction resulted in an extraordinary loss of $10.1 million.

         On April 6, 1998, the Company entered into a credit facility ("the Bank Facility') with a group of commercial lending institutions that committed to provide a $57.5 million revolving credit facility secured by the stock of the affiliates that the Company owns currently or may own in the future and the Company's long haul capacity agreement with Qwest Communications Corporation. The Chase Manhattan Bank serves as agent for the Bank Facility. The Bank Facility requires no payments of principal until its maturity on December 31, 1999. The terms of the Bank Facility provide for borrowings at LIBOR + 2%. There is a commitment fee of 1/2% per annum on the undrawn amount of the Bank Facility and a one-time fee of 1/2% on any amounts drawn. The last $3.0 million of the Bank Facility can only be drawn for the payment of interest. No borrowings are outstanding under the Bank Facility at March 31, 1998.

         The Bank Facility sets forth covenants restricting, among other things, the Company's ability to borrow, to guarantee the debt of others, and to make borrowings at the subsidiary level. The Company is also limited in its ability to enter into transactions with affiliates, create liens on its assets, and make certain investments. In particular, Indebtedness (less cash) as defined in the Credit Agreement dated as of April 6, 1998 by and among the Registrant, The Chase Manhattan Bank and Fleet National Bank ("the Credit Agreement"), may not exceed 2.35 times annualized pro forma revenue for the most recent fiscal quarter. Dividends and certain types of investments are prohibited, as are liens incurred for borrowed money. Borrowings under the Bank Facility are required to be paid down with the proceeds of new Indebtedness (as defined in the Credit Agreement), certain asset sales, Excess Cash Flow (as defined in the Credit Agreement), or the net proceeds from insurance claims.

NOTE 4 - PREFERRED STOCK

         From January 1, 1998 through March 31, 1998, the Company issued 1,004,751 additional shares of Series D-1 Preferred Stock at $15 per share in connection with business combinations. As of March 31, 1998, the Company had outstanding an aggregate 20,246,418 shares of Series A, B, C and D-1 Preferred Stock. Subsequent to March 31, 1998, the Company issued an additional 529,762 shares of the Series D-1 Preferred Stock related to an acquisition of an affiliate. Pursuant to the Company's Certificate of Incorporation, upon the consummation of the Company's initial Public Offering (the "Offering") on May 15, 1998 (note 6), all shares of the Company's outstanding Series A, B, C, Redeemable Preferred Stock and D-1 Preferred Stock automatically converted to an equivalent number of shares of Common Stock. If the conversion of the redeemable preferred stock and the preferred stock had occurred on March 31, 1998, equity would have been $59.1 million on a pro forma basis.

                           VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

         As of March 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $78.3 million which is available to offset future federal taxable income, if any, through 2011. The utilization of a portion of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. No tax benefit for such losses has been recorded by the Company in 1997 or 1998 due to uncertainties regarding the utilization of the loss carryforward.

NOTE 6 - SUBSEQUENT EVENTS

         On May 15, 1998, the Company consummated the Offering of 5,500,000 shares of the Company's Common Stock for net proceeds of approximately $117.0 million after deduction of the underwriting discounts, commissions and expenses of the Offering. Concurrently with the consummation of the Offering, the Company completed the sale of 4,493,877 shares of its Common Stock to an affiliate of Nippon Telegraph and Telephone Corporation for proceeds of approximately $100.0 million.

         The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Since inception, the Company has granted stock options with exercise prices equal to the fair value of the underlying Common Stock, as determined by the Company's Board of Directors and based on the Company's other equity transactions. Accordingly, the Company has not recorded compensation expense related to the granting of stock options in 1996, 1997 and through February 28, 1998. Subsequent to February 28, 1998, the Company granted options to employees with exercise prices less than the fair value per share based upon the Company's estimated price per share in the Offering. Accordingly the Company will record compensation expense totaling approximately $10.6 million. Such compensation expense will be recognized pro rata over the forty-eight month vesting period of the options. This compensation expense will total approximately $2.0 million for the year ended December 31, 1998. It is the intention of the Company to generally grant future stock options with exercise prices equal to the fair value of the underlying Common Stock at the date of grant. The compensation expense related to the three months ended March 31, 1998 is immaterial.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, references herein to (i) "Verio" or the "Company" are to Verio Inc., a Delaware corporation and its subsidiaries, and (ii) the "Verio ISPs" are to those Internet service providers in which Verio has a direct or indirect equity investment, including subsidiaries and minority investments.

 FORWARD-LOOKING STATEMENTS

         The statements included in the discussion and analysis below that are not historical fact are "forward-looking statements" (as such term is defined in Section 21E of the Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the Company's Registration Statement on Form S-1 in connection with its initial public offering of Common Stock, which was declared effective by the Securities and Exchange Commission on May 11, 1998. Management cautions the reader that these forward-looking statements addressing the timing, costs and scope of its acquisition of, or investments in, existing ISPs, the revenue and profitability levels of the ISPs in which it invests, the anticipated reduction in operating costs resulting from the integration and optimization of those ISPs, and other statements regarding matters that are not historical facts, are only predictions. No assurance can be given that future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions will not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company, or any other person, that these estimates and projections will be realized and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

OVERVIEW

         Verio is a leading national provider of Internet connectivity and enhanced Internet services to small and medium sized businesses. Since its inception in March 1996, the Company has rapidly established a national presence through the acquisition, integration, and growth of local Internet service providers ("ISPs") with a business customer focus. Verio believes that small and medium sized businesses represent an attractive target market for the provision of Internet services due to this market's low current penetration levels and customer churn, and the expanding Internet needs of these businesses. The Company believes it has a unique competitive advantage in serving small and medium sized business customers through the combination of the technical competency, hands-on support and entrepreneurial culture of locally based ISPs with the quality and economic efficiency of Verio's national network, operational infrastructure and financial strength. Verio has quickly built critical mass by acquiring the stock or assets of, or making significant investments in, over 35 ISPs that provide a comprehensive range of Internet connectivity and enhanced products and services to over 100,000 customer accounts in 36 of the top 50 MSAs in the country. Verio and its consolidated subsidiaries had total revenue of approximately $21.2 million for the three months ended March 31, 1998. With the additional ISPs acquired and Buyouts completed since that date, Verio's combined revenue for that same three-month period was approximately 27.7 million. Combined revenue includes the revenue of the Verio ISPs that were owned 100% on or before May 15, 1998. This excludes Internet Online, Inc. and Verio Colorado in which the Company currently holds a 35% and a 69% equity investment, respectively. Those entities have reported revenue for the three months ended March 31, 1998 of approximately $591 thousand and $98 thousand, respectively.

         Initially, Verio's strategy was to acquire 51% to 100% of a large regional ISP, and a minority interest in smaller ISPs within designated geographic regions. Verio now generally seeks to acquire 100% of new ISPs, and has brought its ownership interest in all but two of its existing ISPs to 100%, in conjunction with its effort to integrate the operations and consolidate the ownership of its ISPs in each region. This includes the consolidation and integration of management teams, network operations and marketing efforts within each particular region. While some one-time costs are incurred in these consolidation efforts, Verio believes that the combined organizations will be able to increase revenue faster and more cost effectively. In addition, 100% ownership facilitates the introduction of the Verio brand name, a suite of nationwide product offerings, and the transition of all ISPs onto Verio's national network and financial systems.

         In conjunction with the consolidation of its regional operations, as of March 31, 1998, the Company had completed the acquisition of all the remaining equity ("Buyout") of all but four of its initially non-wholly owned ISPs. Since then, the Company has completed two additional Buyouts and currently expects to complete the Buyouts of the two remaining ISPs in which it did not initially acquire 100% ownership during the remainder of 1998. From January 1, 1998 through May 15, 1998, Verio has incurred costs of approximately $43.8 million, in the aggregate, in connection with the Buyouts and approximately $28.0 million for acquisitions, which were paid with a combination of cash, preferred stock and options to acquire preferred stock of Verio. As a result of its acquisitions, and the limited amount of fixed assets required to operate an ISP, Verio has recorded significant amounts of goodwill, and expects goodwill to increase significantly during 1998.

         To fund its acquisitions and operations, through March 31, 1998 Verio had raised approximately $100.0 million of equity capital primarily from venture capital funds and Brooks Fiber Properties, Inc. ("Brooks") (recently acquired by WorldCom, Inc.). It also issued $150.0 million principal amount of 13 1/2% Senior Notes due 2004 ("1997 Notes") to a group of institutional investors and Brooks, $100.0 million of which remain outstanding following the refinancing of $50.0 million principal amount of the 1997 Notes previously held by Brooks
(the "Refinancing"). On March 25, 1998, the Company consummated the sale of $175.0 million principal amount of 10 3/8% Senior Notes Due 2005 ("1998
Notes"), a portion of the proceeds of which was used to effect the Refinancing. See "-- Liquidity and Capital Resources". On May 15, 1998, the Company consummated the initial Public Offering (the "Offering") of 5,500,000 shares of the Company's Common Stock for net proceeds of approximately $117.0 million after deduction of the underwriting discounts, commissions and expenses of the Offering. Concurrently with the consummation of the Offering, the Company completed the sale of 4,493,877 shares of its Common Stock to an affiliate of Nippon Telegraph and Telephone Corporation ("NTT") for proceeds of approximately $100.0 million.

RESULTS OF OPERATIONS

     REVENUE

         The Company derives the majority of its revenue from business customers who purchase dedicated Internet connections and enhanced services such as Web hosting. Verio's ISP affiliates offer a broad range of connectivity options to their customers including dedicated, dial-up, Integrated Services Digital Network ("ISDN"), frame relay and point-to-point connections. Dedicated connection customers typically sign a contract for one to three years of service that provides for fixed, recurring monthly service charges, and pay a one-time setup fee. These charges vary depending on the type of service, the length of the contract, and local market conditions. Dial-up customers also typically pay a one-time setup fee and recurring monthly service charges. Fees and service charges for enhanced services vary from product to product. For example, Web hosting customers pay a one-time setup fee and fixed monthly service charges that vary depending on the amount of disk space and bandwidth required. Additional sources of revenue include e-commerce, virtual private networks, security services, co-location services, consulting and the sales of equipment and customer circuits. Revenue related to Internet connectivity and enhanced services is recognized as the services are provided. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as services are rendered.

         Currently, connectivity services provide a majority of total revenue. However, revenue from enhanced services, especially Web hosting, is expected to represent an increasing percentage of total revenue in future periods. Revenue from business customers currently represents more than 80% of total revenue and is projected to increase as a percent of total revenue. In addition to the growth that the Company is achieving through acquisitions, revenue is also expected to increase due to the internal growth of consolidated ISPs.

Three months ended March 31, 1997 compared to the three months ended March 31, 1998

         Total consolidated revenue increased 380% from $4.4 million for the three months ended March 31, 1997, to $21.2 million for the three months ended March 31, 1998. Internet connectivity represented 69% and 66% of total revenue for the three months ended March 31, 1997 and the three months ended March 31, 1998, respectively, with the balance derived from enhanced services and other, which include Web hosting, consulting, sales of equipment and customer circuits. The increase in enhanced services and other revenue as a percentage of total revenue is due to acquisitions and increased sales of enhanced services. The increase in dedicated and dial-up revenue and enhanced services and other revenue for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 was primarily due to the acquisitions of ISPs subsequent to March 31, 1997. Revenue from the three ISPs consolidated for the entire three months ended March 31, 1997 and 1998 increased $1.2 million or 54% quarter over quarter. Revenue attributable to acquisitions completed subsequent to March 31, 1997 accounted for $11.0 million or 52% of total revenue for the three months ended March 31, 1998. Of these acquisitions, revenue from material acquisitions for the three months ended March 31, 1998 were $1.5 million from Clark Internet Services, Inc., $1.4 million from Internet Servers, Inc. and $1.1 million from Communique, Inc.

COSTS OF SERVICE AND OPERATING EXPENSES

         Internet services operating costs consist primarily of local telecommunication expense, Internet access expense and the cost of equipment and customer circuits sold. Local telecommunications expense represents the cost of transporting data between the Company's Points of Presence ("POPs") and a transit provider, or various Internet access points. Internet access expense includes the cost incurred by the Company to transport its Internet traffic and for its national network. In some instances the Company also will pay for the local telecommunications line(s) from the customer's location to one of the POPs. As of March 31, 1998, 25 ISP affiliates were utilizing the Verio national network for their Internet access and paying Verio for these network services based on their bandwidth requirements. The Company has signed a long-term long haul capacity agreement with Qwest Communications Corporation ("Qwest") (the "Capacity Agreement") in order to reduce the per unit costs of such services. There will not be a significant effect on the results for 1998 from this agreement due to the time required to convert from existing circuits; however, the Company expects that the pricing advantages provided by this agreement will substantially reduce the cost of these services in future years. Additionally, the Company has the right to fund its minimum commitment, which would allow the capitalization of costs (to the extent prepaid) under this contract. Such capitalized costs would be amortized to operations over the term of the agreement. The amount of the prepayment currently would be approximately $60.0 million.

         Selling, general and administrative and other expenses consist primarily of salaries and related employment expenses, consulting, travel and entertainment, rent, and utilities. Depreciation is provided over the estimated useful lives of the assets ranging from 3 to 5 years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a ten-year period.

Three months ended March 31, 1997 compared to the three months ended March 31, 1998

         Internet services operating costs were 46% and 45% of total revenue for the three months ended March 31, 1997 and the three months ended March 31, 1998, respectively. For the three months ended March 31, 1998, total consolidated Internet services operating costs increased $7.5 million or 367% compared to the three months ended March 31, 1997 primarily due to the acquisitions of ISPs subsequent to March 31, 1997. Internet services operating costs from the three ISPs consolidated for the entire three months ended March 31, 1997 and 1998 increased $.4 million or 57% quarter over quarter. Internet services operating costs attributable to acquisitions completed subsequent to March 31, 1997 accounted for $4.1 million, or 43% of total Internet services operating costs for the three months ended March 31, 1998.

Of these acquisitions, the costs from material acquisitions for the three months ended March 31, 1998 were $0.6 million from Global Internet Network Services, Inc., $0.5 million each from both Clark Internet Services, Inc. and ATMnet. Internet services operating costs attributable to corporate functions were 26% of total Internet services operating costs for the three months ended March 31, 1997, compared to 21% of total Internet services operating costs for the three months ended March 31, 1998. This decrease is primarily due to recent acquisitions that have not yet converted to Verio's national network. The Company expects Internet services operating costs to increase in absolute dollars but to decrease as a percentage of total revenue over time as additional ISP affiliates are integrated onto Verio's national network, as enhanced services become a larger percentage of total revenue, and as the Capacity Agreement (as defined) with Qwest is implemented.

         Selling, general and administrative and other expenses were 152% and 94% of revenue for the three months ended March 31, 1997 and the three months ended March 31, 1998, respectively. Total selling, general and administrative and other expenses increased $13.3 million or 198% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily due to acquisitions completed subsequent to March 31, 1997. Selling, general and administrative and other expenses attributable to acquisitions completed subsequent to March 31, 1997 accounted for $7.0 million or 35% of total selling, general and administrative and other expenses for the three months ended March 31, 1998. Of these acquisitions, the expenses from material acquisitions were $1.1 million from Clark Internet Services, Inc., $0.6 million from Communique, Inc., and $0.5 million from Internet Servers, Inc. Corporate expenses accounted for 31% of total selling, general and administrative and other expenses for the three months ended March 31, 1998 compared to 43% for the three months ended March 31, 1997. Sales and marketing expenses were 25% of total selling, general and administrative and other expenses for the three months ended March 31, 1998 compared to 18% for the three months ended March 31, 1997, primarily as a result of the Company's hiring and training of additional sales personnel.

         The Company expects selling, general and administrative expenses to continue to increase in absolute dollars but to decrease as a percentage of total revenue as the Company acquires additional ISPs, allowing it to spread its corporate overhead over a larger revenue base, as its scaleable systems reduce the incremental costs of additional revenue, as sales force productivity increases with experience, and as indirect selling channels are expanded. The anticipated increases in absolute dollar terms will be primarily due to increased personnel resulting from acquisitions and additional expenditures in sales and marketing. Depreciation and goodwill amortization are expected to continue to increase significantly as a result of the Company's acquisition and investment strategies. Also, the Company will continue to have non-recurring expenses related to its strategy of acquiring and regionalizing groups of ISPs.

OTHER EXPENSES

         Interest expense increased from $0.1 million for the three months ended March 31, 1997 to $5.6 million for the three months ended March 31, 1998, primarily as a result of the completion of the $150.0 million placement of the 1997 Notes on June 24, 1997. Interest expense is expected to increase in 1998 primarily due to the issuance of the Company's 1998 Notes in March 1998.

         The Company incurred an extraordinary expense of $10.1 million related to the Refinancing. See "-- Liquidity and Capital Resources".

INCOME TAXES

         As of March 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $78.3 million which is available to offset future federal taxable income, if any, through 2011. The utilization of a portion of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. No tax benefit for such losses has been recorded by the Company in fiscal 1997 or 1998 due to uncertainties regarding the utilization of the loss carryforward.

STOCK-BASED COMPENSATION

         The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Since inception, the Company has granted stock options with exercise prices equal to the fair value of the underlying Common Stock, as determined by the Company's Board of Directors and based on the

Company's other equity transactions. Accordingly, the Company has not recorded compensation expense related to the granting of stock options in 1996, 1997 and through February 28, 1998. Subsequent to February 28, 1998, the Company granted options to employees with exercise prices less than the fair value per share based upon the Company's estimated price per share in the Offering. Accordingly the Company will record compensation expense totaling approximately $10.6 million. Such compensation expense will be recognized pro rata over the forty-eight month vesting period of the options. This compensation expense will total approximately $2.0 million for the year ended December 31, 1998. It is the intention of the Company to generally grant future stock options with exercise prices equal to the fair value of the underlying Common Stock at the date of grant.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business and acquisition strategy has required and will continue to require substantial capital for investments in ISPs, capital expenditures for expansion of services, operating losses and working capital.

         Net cash used by operating activities was $14.8 million during the three months ended March 31, 1998, which includes a decrease in cash of $2.6 million related to working capital. Net cash used by investing activities was $9.7 million during the three months ended March 31, 1998, primarily related to purchases of fixed assets of $3.8 million and approximately $18.8 million for acquisitions offset by $13.3 million provided from the return of the restricted cash related to the Refinancing. Net cash provided by financing activities was $112.3 million during the three months ended March 31, 1998, primarily from the proceeds of the 1998 Notes of $170.2 million after expenses offset by the Refinancing.

         Until the completion of the Offering in May 1998, the Company financed its operations primarily through the private sale of Preferred Stock and debt and, to a lesser extent, Common Stock. In 1996, the Company raised approximately $79.2 million (gross) through the issuance of Common Stock, Series A Preferred Stock and Series B Preferred Stock. In June 1996, the Company sold 6,033,333 shares of Series A Preferred Stock and in December 1996, the Company sold 10,000,000 shares of Series B Preferred Stock for gross proceeds of approximately $18.1 million and approximately $60.0 million, respectively. During the course of 1996, 1,090,000 shares of Common Stock were sold for gross proceeds of approximately $1.1 million. In 1997, an additional 164,533 shares of Common Stock were issued for approximately $508,000. In May 1997, the Company completed the sale of 2,500,000 shares of Series C Preferred Stock for gross proceeds of approximately $20.0 million. In December 1997, the Company issued 680,000 shares of Series D-1 Preferred Stock to fund a portion of the acquisition cost of one ISP. Subsequent to December 31, 1997, the Company issued an additional 1,534,513 shares of Series D-1 Preferred Stock in connection with acquisitions and Buyouts. Upon consummation of the Company's Offering on May 15, 1998, all outstanding shares of Series A, B, C and D-1 Preferred Stock automatically converted to an equivalent number of shares of Common Stock.

         On June 24, 1997, the Company completed the placement of $150.0 million principal amount of the 1997 Notes and attached warrants (the "Warrants"). One hundred fifty thousand units were issued, each consisting of $1,000 principal amount of the 1997 Notes and eight Warrants, with each Warrant entitling the holder thereof to purchase 1.76 shares of the Company's Common Stock at a price of $.01 per share, for a total of 2,112,480 shares of Common Stock. The Warrants and the 1997 Notes were separated on December 15, 1997. The 1997 Notes mature on June 15, 2004. Interest on the 1997 Notes, at the annual rate of 13 1/2%, is payable semi-annually in arrears on June 15 and December 15 of each year. Concurrent with the completion of the sale of the 1997 Notes, the Company was required to deposit funds into an escrow account in an amount that together with interest would be sufficient to fund the first five interest payments on the 1997 Notes. Upon consummation of the sale of the 1998 Notes and the Refinancing, $13.3 million, representing that portion of the escrowed amount attributable to the principal amount of the 1997 Notes refinanced was released to the Company from the escrow account. The 1997 Notes are redeemable at the option of the Company commencing June 15, 2002. The 1997 Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future unsecured and senior indebtedness. The 1997 Notes impose significant limitations on the Company's ability to incur additional indebtedness unless the Company's Consolidated Pro Forma Interest Coverage Ratio (as defined) is greater than or equal to 1.8 to 1.0 prior to June 30, 1999, or
2.5 to 1.0 on or after that date. The Company is also limited in its ability to pay dividends or make Restricted Payments (as defined), to engage in businesses other than the Internet service business, and to place liens on its assets for the benefit of persons other than the noteholders, among other restrictions. If a Change of Control (as defined in the 1997 Indenture) occurs, the Company is required to make an offer to purchase all of the Notes then outstanding at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

         On March 25, 1998, the Company completed the placement of $175.0 million principal amount of the 1998 Notes. The 1998 Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future unsecured and senior indebtedness and mature on April 1, 2005. Interest on the 1998 Notes, at the annual rate of 10 3/8%, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The 1998 Notes are redeemable at the option of the Company commencing April 1, 2002. The 1998 Notes contain terms that are substantially similar to the 1997 Notes. The Company used approximately $54.5 million of the proceeds plus accrued interest to effect the Refinancing. As a result of the Refinancing, the Company was refunded approximately $13.3 million from the escrow account for the 1997 Notes, of which approximately $1.9 million was used to pay accrued and unpaid interest on the $50.0 million principal amount of 1997 Notes repurchased from Brooks.

         On April 6, 1998, Verio entered into a credit facility ("the Bank Facility') with a group of commercial lending institutions that committed to provide a $57.5 million revolving credit facility secured by the stock of the ISPs that Verio owns currently or may own in the future and the Capacity Agreement with Qwest Communications Corporation. The Chase Manhattan Bank serves as agent for the Bank Facility. The Bank Facility requires no payments of principal until its maturity on December 31, 1999. The terms of the Bank Facility provide for borrowings at LIBOR + 2%. There is a commitment fee of 1/2% per annum on the undrawn amount of the Bank Facility and a one-time fee of 1/2% on any amounts drawn. The last $3.0 million of the Bank Facility can only be drawn for the payment of interest.

         The Bank Facility sets forth covenants restricting, among other things, the Company's ability to borrow, to guarantee the debt of others, and to make borrowings at the subsidiary level. The Company is also limited in its ability to enter into transactions with affiliates, create liens on its assets, and make certain investments. In particular, Indebtedness (less cash) as defined in the Credit Agreement dated as of April 6, 1998 by and among the Company, The Chase Manhattan Bank and Fleet National Bank ("the Credit Agreement"), may not exceed
2.35 times annualized pro forma revenue for the most recent fiscal quarter. Dividends and certain types of investments are prohibited, as are liens incurred for borrowed money. Borrowings under the Bank Facility are required to be paid down with the proceeds of new Indebtedness (as defined in the Credit Agreement), certain asset sales, Excess Cash Flow (as defined in the Credit Agreement), or the net proceeds from insurance claims.

         On May 15, 1998, the Company consummated the Offering of 5,500,000 shares of the Company's Common Stock for net proceeds of approximately $117.0 million after deduction of underwriting discounts, commissions and expenses. Concurrently with the consummation of the Offering, the Company completed the sale of 4,493,877 shares of its Common Stock to an affiliate of Nippon Telegraph and Telephone Corporation for proceeds of approximately $100.0 million.

         As of March 31, 1998, the Company had approximately $160.4 million in cash and cash equivalents (excluding restricted cash). The Company's business plan currently anticipates investments of approximately $175.0 million in 1998 for capital expenditures, ISP acquisitions, operating losses and working capital. The Company's anticipated expenditures are inherently uncertain and will vary widely based on many factors including the operating performance and working capital requirements Verio and the Verio ISPs, the number and size of additional ISPs acquired or invested in by the Company, the cost of such additional acquisitions and investments, the operating performance and working capital requirements of the Verio ISPs including any additional ISP affiliates and capital expenditure requirements of the Company and any existing or additional ISPs. Accordingly, the Company may need significant amounts of cash in excess of its plan, and no assurance can be given as to the actual amounts of the Company's expenditures and additional capital requirements.

         The Company expects to meet its capital needs with cash on hand, proceeds from the sale, or issuance of capital stock, credit facilities (including the Bank Facility), and lease financing. There can be no assurance that the Company will have sufficient resources to fund its investment programs, particularly if operating losses continue to increase. EBITDA losses increased from negative $4.3 million for the three months ended March 31, 1997 to negative $8.3 million for the three months ended March 31, 1998 despite an increase in revenue from $4.4 million for the three months ended March 31, 1997 to $21.2 million for the three months ended March 31, 1998. EBITDA as a percentage of revenue improved from negative 98% to negative 39% for the three months ended March 31, 1997 and the three months ended March 31, 1998, respectively. The Company incurred $20.0 million in selling, general and administrative expenses during the three months ended March 31, 1998 as it invested in scaleable systems, hiring and sales training, and network improvements, that it expects will result in incremental revenue at reduced incremental costs. As a result, the Company expects EBITDA as a percentage of revenue to improve during 1998. Although the Company is seeking to reduce EBITDA losses as a percentage of revenue over time, there can be no assurance that the Company will be able to do so, or that the rate of any reduction in EBITDA losses will be as rapid as is being sought by the Company. The Company intends to use a significant portion of its cash for acquisitions, and will have to increase revenue without a commensurate increase in costs to generate sufficient cash to enable it to meet its debt service obligations as described above. In the near term, the Company intends to use its excess cash and the Bank Facility which provides for up to $57.5 million in credit until it matures on December 31, 1999.

         Over the longer term, the Company will be dependent on increased operating cash flows, and, to the extent cash flow is not sufficient, the availability of additional financing, to meet its debt service obligations. There can be no assurance that the Company will be able to service its indebtedness. Insufficient funding may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete. In addition, the Company's operating flexibility with respect to certain business activities is limited by covenants associated with its indebtedness. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in business activities that may be in the interest of the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not Applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not Applicable

(b) Not Applicable

(c) Sales of Unregistered Securities. On May 15, 1998, Verio Inc. (the "Company") completed the sale of 4,493,877 shares of Common Stock to an affiliate of Nippon Telegraph and Telephone Corporation for proceeds of approximately $100.0 million. The issuance of the shares was made in reliance on
Section 4(2) of the Securities Act of 1933, as amended, ("Securities Act") and Regulation D promulgated thereunder.

(d) Use of Proceeds from Sales of Registered Securities. On May 15, 1998, the Company completed an initial public offering of its Common Stock (the "Offering"). The managing underwriters in the Offering were Smith Barney Inc., Credit Suisse First Boston Corporation and Donaldson, Lufkin & Jenrette Securities Corporation (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration Number 333-47099). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on May 11, 1998.

On May 12, 1998, the Company commenced the Offering. The Offering was consummated on May 15, 1998 after the Company had sold all of the 5,500,000 shares of Common Stock registered under the Registration Statement. All of the shares sold were sold by the Company. The assumed offering price was $23 per share for an aggregate price of the offering amount registered of $126.5 million and the shares were sold at a price to the public of $23 per share for an aggregate offering price of $126.5 million.

From the effective date of the Registration Statement to May 15, 1998, the Company paid an aggregate of $8,250,000 in underwriting discounts and commissions. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All of the amounts shown are estimated except for the registration fees of the SEC, the National Association of Securities Dealers, Inc. (the "NASD") and the Nasdaq National Market. None of the amounts shown were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

----------------------------------------------------------------------------
Item                                                               Amount
----------------------------------------------------------------------------
SEC Registration Fee                                             $   42,916
----------------------------------------------------------------------------
NASD Filing Fee                                                      15,048
----------------------------------------------------------------------------
Nasdaq National Market Application Fee                               95,000
----------------------------------------------------------------------------
Printing                                                            350,000
----------------------------------------------------------------------------
Legal Fees and Expenses                                             350,000
----------------------------------------------------------------------------
Accounting Fees and Expenses                                        375,000
----------------------------------------------------------------------------
NASD and Blue Sky Fees and Expenses                                   2,000
----------------------------------------------------------------------------
Transfer Agent and Registrar Fees and Expenses                        2,000
----------------------------------------------------------------------------
Miscellaneous                                                        18,036
                                                                 ----------
----------------------------------------------------------------------------
         Total                                                   $1,250,000
                                                                 ==========
----------------------------------------------------------------------------

After deducting the underwriting discounts and commissions and the Offering expenses described above, net proceeds to the Company from the Offering were approximately $117.0 million. The entire amount is expected to be used to further the Company's acquisition and investment strategy, to continue the development and implementation of the national backbone, customer care center, network operations center and billing and accounting services and to fund the Company's general working capital requirements. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)-(c) Effective January 21, 1998, by written consent in accordance with
Section 228 of the Delaware General Corporation Law ("DGCL"), a majority of the stockholders of the Company voted in favor of the following proposals:

         (1) the amendment of the 1996 Stock Option Plan of the Company to increase the number of shares of Common Stock of the Company reserved for issuance thereunder from two million three hundred fifty thousand (2,350,000) shares to three million twenty-five thousand (3,025,000) shares;

         (2) the amendment of the 1997 California Stock Option Plan of the Company (the "California Plan") to increase the number of shares of Common Stock of the Company reserved for issuance thereunder from four hundred thousand (400,000) shares to seven hundred twenty-five thousand (725,000) shares; and

         (3) the amendment to the Restated Certificate of Incorporation of the Company to amend the definition of "Reserved Employee Stock" contained in Article Four, Section 6 of the Certificate of Incorporation to reflect an increase of one million (1,000,000) shares, so that a total of three million seven hundred fifty thousand (3,750,000) shares of Common Stock will be included in the definition of "Reserved Employee Stock."

         Stockholders holding 1,230,000 shares of Common Stock, 6,0233,333 shares of Series A Preferred Stock, 9,044,782 shares of Series B Preferred Stock and 2,459,905 shares of Series C Preferred Stock voted in favor of the above proposals. Stockholders holding 27,933 shares of Common Stock, 10,000 shares of Series A Preferred Stock, 983,552 shares of Series B Preferred Stock and 40,095 shares of Series C Preferred Stock withheld their votes on the above proposals.

(d)      Not Applicable.

ITEM 5.  OTHER INFORMATION

Since March 31, 1998, the Company has completed the acquisition of five Internet service providers ("ISPs") and the acquisition of the remaining equity (each, a "Buyout") of two ISPs in which the Company did not initially acquire 100% ownership. Two of the recent acquisitions (STARnet, L.L.C. and Computing Engineers, Inc. (d/b/a Worldwide Access)) expand the Company's Midwest presence, two (LINet, Inc. and Matrix Online Media Inc. (d/b/a SpaceLab)) joined the Northeast operations, and one, (Florida Internet, Inc.), located in Florida, is the Company's first acquisition in the Southeast region. As a result of these further acquisitions, the Company now serves 36 of the top 50 Metropolitan Statistical Areas ("MSAs") in the U.S. The two Buyouts include Structured Network Systems, Inc. in the Northwest region, and Compute Intensive, Inc. in the Company's Southern California region.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         See attached exhibit index.

(b)  Reports on Form 8-K

         No such reports were filed during the quarter ended March 31, 1998

                                  EXHIBIT INDEX

Exhibit No.               Description
-----------               -----------
2.1        -- Not Applicable.

3.1**      -- Restated Certificate of Incorporation of the Registrant, as
              amended.

3.2**      -- Certificate of Amendment of Certificate of Incorporation of the
              Registrant.

3.3**      -- Certificate of Designation Establishing Series D Preferred Stock
              of the Registrant.

3.4**      -- Bylaws of the Registrant.

3.5*       -- Second Restated Certificate of Incorporation of the Registrant.

4.1**      -- Specimen Stock Certificate of the Registrant.

10.1**     -- Indenture, dated as of June 24, 1997, by and among the Registrant and First Trust National Association (as trustee).

10.2**     -- Warrant Agreement, dated as of June 24, 1997, by and between First
              Trust National Association and the Registrant.

10.3**     -- Common Stock Registration Rights Agreement, dated as of June 17,
              1997, by and among the Registrant, Brooks Fiber Properties, Inc.,
              Norwest Equity Partners V, Providence Equity Partners, Centennial
              Fund V, L.P., Centennial Fund IV, L.P. (as investors) and Merrill
              Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated,
              and Lazard Freres & Co. LLC (collectively, the "Initial
              Purchasers").

10.4**     -- Registration Rights Agreement, dated as of June 17, 1997, by and among the Registrant and the Initial Purchasers.

10.5**     -- Lease Agreement, dated as of June 20, 1997, by and between the
              Registrant and Highland Park Ventures, LLC, with respect to the property in Englewood, Colorado, including the First Amendment to
              Lease Agreement, dated as of December 16, 1997.

10.6**     -- Lease Agreement, dated as of May 24, 1997, by and between the
              Registrant and IM Joint Venture, with respect to the property in
              Dallas, Texas, as amended.

10.7**     -- Form of Indemnification Agreement between the Registrant and each of its officers and directors.

10.8**     -- Amended and Restated Stockholders Agreement, dated as of May 20,
              1997, by and between the Registrant, the Series A Purchasers, the
              Series B Purchasers, the Series C Purchasers and members of the
              Registrant's management.

10.9**     -- The Registrant's 1996 Stock Option Plan as amended.

10.10**    -- The Registrant's 1997 California Stock Option Plan, as amended.

10.11**    -- The Registrant's 1998 Employee Stock Purchase Plan, as amended.

10.12**    -- The Registrant's 1998 Stock Incentive Plan, as amended.

10.13**    -- Form of Compensation Protection Agreement between the Registrant and each of its officers.

10.14**    -- Master Service Agreement, dated as of August 23, 1996, by and between the Registrant and MFS Datanet, Inc.

10.15**    -- Agreement for Terminal Facility Collocation Space, dated August 8,
              1996, by and between MFS Telecom, Inc. and the Registrant.

10.16**    -- Bilateral Peering Agreement, dated May 19, 1997, between AT&T
              Corp. and the Registrant.

----------------

*    Filed herewith.

** Incorporated by reference from the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on May 11, 1998, File No. 333-47099.

 +  Document for which confidential treatment has been granted.

Exhibit No.               Description
-----------               -----------
10.17**    -- Master Lease Agreement, dated November 17, 1997, by and between
              Insight Investments Corp. and the Registrant.

10.18**    -- Master Lease Agreement, dated October 27, 1997, by and between
              Cisco Capital Systems Corporation and the Registrant.

10.19**/+  -- Lateral Exchange Networks Interconnection Agreement, dated as of
              February 3, 1997, by and between the Registrant and Sprint
              Communications Company L.P. ("Sprint").

10.20**/+  -- Cover Agreement, dated September 30, 1996, by and between the
              Registrant and Sprint. 10.21**/+ -- Amendment One to Cover
              Agreement, dated November 7, 1996, by and between the Registrant and Sprint. 10.22**/+ -- Amendment Two to Cover Agreement, dated
              March 2, 1998, by and between the Registrant and Sprint. 10.23**
              -- Indenture, dated as of March 25, 1998, by and among the Registrant and First Trust National Association (as Trustee).

10.24**    -- Registration Rights Agreement, dated as of March 25, 1998, by and among the Registrant, and Salomon Brothers Inc, Lazard Freres &
              Co. LLC, Chase Securities Inc. and BancBoston Securities Inc.

10.25**/+  -- Capacity and Services Agreement, dated as of March 31, 1998, by and among the Registrant and Qwest Communications Corporation.

10.26**    -- Credit Agreement, dated as of April 6, 1998, by and among the
              Registrant, The Chase Manhattan Bank (as administrative agent) and
              Fleet National Bank (as documentation agent).

10.27**    -- Stock Purchase and Master Strategic Relationship Agreement, dated as of April 7, 1998, by and among the Registrant and Nippon
              Telegraph and Telephone Corporation ("NTT"), a Japanese
              corporation.

10.28**/+  -- Investment Agreement, dated as of April 7, 1998, by and among the
              Registrant and NTT.

10.29**/+  -- Outside Service Provider Agreement, dated as of April 7, 1998, by and among the Registrant and NTT America, Inc.

10.30**/+  -- Master Services Agreement, dated as of June 13, 1997, by and between the Registrant and MCI Telecommunications Corporation
              ("MCI").

10.31**/+  -- MCI Domestic (US) Public Interconnection Agreement, dated as of
              June 12, 1997, by and between the Registrant and MCI, as amended.

10.32**    -- The Registrant's 1998 Non-Employee Director Stock Incentive Plan.

11.1       -- Not Applicable.

15.1       -- Not Applicable.

18.1       -- Not Applicable.

19.1       -- Not Applicable.

22.1       -- Not Applicable.

23.1       -- Not Applicable.

24.1       -- Not Applicable.

27.1*      -- Financial Data Schedule.

----------------

*    Filed herewith.

** Incorporated by reference from the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on May 11, 1998, File No. 333-47099.

 +  Document for which confidential treatment has been granted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VERIO INC.


Date:  May 26, 1998                     /s/ Peter B. Fritzinger
                                        -------------------------------------
                                        Peter B. Fritzinger
                                        Chief Financial Officer


Date:  May 26, 1998                     /s/ Carla Hamre Donelson
                                        -------------------------------------
                                        Carla Hamre Donelson
                                        Vice President, General Counsel and
                                        Secretary