Form 10-Q
period 1998-06-30
VERIO INC
filed 1998-08-13
CIK 1040956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                             ---------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

(MARK ONE)

     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

                             ---------------------

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                     TO

                            COMMISSION FILE NUMBER:

                                   VERIO INC.
             (Exact name of registrant as specified in its charter)

   DELAWARE (State or other jurisdiction of      84-1339720 (I.R.S. Employer Identification
         incorporation or organization)                             No.)

                       8005 S. CHESTER STREET, SUITE 200
                           ENGLEWOOD, COLORADO 80112
                    (Address of principal executive offices)
                                   (Zip Code)

                                  303/645-1900
              (Registrant's telephone number, including area code)

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  __

     The number of shares of the registrant's Common Stock outstanding as of July 31, 1998 was 32,336,776.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   VERIO INC.

                                   FORM 10-Q
                                 JUNE 30, 1998

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Condensed Consolidated Balance Sheets -- December 31, 1997
     and June 30, 1998......................................     2
  Condensed Consolidated Statements of Operations -- Three
     Months Ended June 30, 1997 and June 30, 1998...........     3
  Condensed Consolidated Statements of Operations -- Six
     Months Ended June 30, 1997 and June 30, 1998...........     4
  Condensed Consolidated Statement of Stockholders' Equity
     (Deficit) -- Six Months Ended June 30, 1998............     5
  Condensed Consolidated Statements of Cash Flows -- Six
     Months Ended June 30, 1997 and June 30, 1998...........     6
  Notes to Condensed Consolidated Financial Statements......     7
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................    42
PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................    51
Item 2. Changes in Securities and Use of Proceeds...........    51
Item 3. Defaults Upon Senior Securities.....................    52
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................    52
Item 5. Other Information...................................    53
Item 6. Exhibits and Reports on Form 8-K....................    56

                         PART I. FINANCIAL INFORMATION

ITEM 1.

                          VERIO INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------   -----------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 72,586      $ 322,590
  Restricted cash and securities (note 3)...................      21,015         13,759
  Receivables:
    Trade, net of allowance for doubtful accounts of $1,233
     and $1,967, respectively...............................       7,565         12,628
    Affiliates..............................................         735             --
  Prepaid expenses and other................................       3,921          5,663
                                                                --------      ---------
        Total current assets................................     105,822        354,640
Restricted cash and securities (note 3).....................      19,539          7,089
Investments in affiliates, at cost (note 2).................       2,378          8,293
Equipment and leasehold improvements:
  Internet access and computer equipment....................      30,535         46,958
  Furniture, fixtures and computer software.................       3,301          4,594
  Leasehold improvements....................................       1,596          3,415
                                                                --------      ---------
                                                                  35,432         54,967
  Less accumulated depreciation and amortization............      (7,219)       (15,281)
                                                                --------      ---------
        Net equipment and leasehold improvements............      28,213         39,686
Other assets:
  Goodwill, net of accumulated amortization of $3,595 and
    $9,865, respectively (note 2)...........................      83,216        157,997
  Debt issuance costs, net of accumulated amortization of
    $330 and $764, respectively.............................       4,858          8,387
  Organization costs and other, net.........................       2,445          2,673
                                                                --------      ---------
        Total assets........................................    $246,471      $ 578,765
                                                                ========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  7,389      $   7,734
  Accrued expenses..........................................      11,401          9,134
  Accrued interest payable..................................         844          5,195
  Lines of credit, notes payable and current portion of
    long-term debt (note 3).................................       2,751          1,140
  Current portion of capital lease obligations..............       1,575          3,950
  Deferred revenue..........................................       7,177          8,121
                                                                --------      ---------
        Total current liabilities...........................      31,137         35,274
Long-term debt, less current portion, net of discount (note
  3)........................................................     139,376        268,787
Capital lease obligations, less current portion.............       2,945          6,305
                                                                --------      ---------
        Total liabilities...................................     173,458        310,366
                                                                --------      ---------
Minority interests in subsidiaries..........................       2,765             --
Redeemable preferred stock (converted to common stock in
  1998) (note 4):
  Series A, convertible, $.001 par value. 6,100,000 shares
    authorized, 6,033,333 shares issued and outstanding at
    December 31, 1997. .....................................      18,080             --
  Series B, convertible, $.001 par value. 10,117,000 shares
    authorized, 10,028,334 shares issued and outstanding at
    December 31, 1997. .....................................      59,193             --
  Series C, convertible, $.001 par value. 2,500,000 shares
    authorized, issued and outstanding at December 31,
    1997. ..................................................      19,976             --
                                                                --------      ---------
                                                                  97,249             --
                                                                --------      ---------
Stockholders' equity (deficit):
  Preferred stock, Series D-1, convertible, $.001 par value
    3,000,000 shares authorized, 680,000 and 1,684,751
    shares issued and outstanding at December 31, 1997
    (converted to common stock in 1998) (note 4)............      10,200             --
  Common stock, $.001 par value; 125,000,000 shares
    authorized, 1,254,533 and 32,307,710 shares issued and
    outstanding at December 31, 1997 and June 30, 1998,
    respectively............................................           1             32
  Additional paid-in capital................................      14,272        374,540
  Accumulated deficit.......................................     (51,474)      (106,173)
                                                                --------      ---------
        Total stockholders' equity (deficit)................     (27,001)       268,399
                                                                --------      ---------
Commitments (notes 2, 3 and 4)
        Total liabilities and stockholders' equity
        (deficit)...........................................    $246,471      $ 578,765
                                                                ========      =========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                1997       1998
                                                              --------   --------
Revenue:
  Internet connectivity:
     Dedicated..............................................  $ 3,852    $ 12,644
     Dial-up................................................    1,564       5,739
  Enhanced services and other...............................    2,833      10,158
                                                              -------    --------
          Total revenue.....................................    8,249      28,541
Costs and expenses:
  Internet services operating costs.........................    3,433      13,318
  Selling, general and administrative and other.............   11,122      25,851
  Stock option related compensation and severance costs.....       --       2,001
  Depreciation and amortization.............................    2,548       8,698
                                                              -------    --------
          Total costs and expenses..........................   17,103      49,868
          Loss from operations..............................   (8,854)    (21,327)
Other income (expense):
  Interest income...........................................      704       3,567
  Interest expense..........................................     (471)     (8,677)
  Equity in losses of affiliates............................   (1,154)         --
                                                              -------    --------
          Loss before minority interests....................   (9,775)    (26,437)
Minority interests..........................................      549         143
                                                              -------    --------
          Net loss..........................................   (9,226)    (26,294)
Accretion of preferred stock to liquidation value...........      (48)        (22)
                                                              -------    --------
          Net loss attributable to common stockholders......  $(9,274)   $(26,316)
                                                              =======    ========
Weighted average number of common shares outstanding --basic
  and diluted...............................................    1,115      18,243
                                                              =======    ========
Loss per common share -- basic and diluted..................  $ (8.32)   $  (1.44)
                                                              =======    ========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                1997        1998
                                                              --------    --------
Revenue:
  Internet connectivity:
     Dedicated..............................................  $  5,806    $ 22,544
     Dial-up................................................     2,670       9,886
  Enhanced services and other...............................     4,187      17,309
                                                              --------    --------
          Total revenue.....................................    12,663      49,739
Costs and expenses:
  Internet services operating costs.........................     5,475      22,854
  Selling, general and administrative and other.............    17,840      45,850
  Stock option related compensation and severance costs.....        --       2,001
  Depreciation and amortization.............................     3,794      15,079
                                                              --------    --------
          Total costs and expenses..........................    27,109      85,784
          Loss from operations..............................   (14,446)    (36,045)
Other income (expense):
  Interest income...........................................     1,418       5,217
  Interest expense..........................................      (592)    (14,228)
  Equity in losses of affiliates............................    (1,154)         --
                                                              --------    --------
          Loss before minority interests and extraordinary
            item............................................   (14,774)    (45,056)
Minority interests..........................................       937         545
                                                              --------    --------
          Loss before extraordinary item....................   (13,837)    (44,511)
Extraordinary item -- loss related to debt repurchase.......        --     (10,101)
                                                              --------    --------
          Net loss..........................................  $(13,837)   $(54,612)
                                                              ========    ========
Accretion of preferred stock to liquidation value...........      (114)        (87)
                                                              --------    --------
          Net loss attributable to common stockholders......  $(13,951)   $(54,699)
Weighted average number of common shares
  outstanding -- basic and diluted..........................     1,133       9,801
                                                              ========    ========
Loss per common share -- basic and diluted:
  Loss per common share before extraordinary item...........  $ (12.31)   $  (4.55)
  Extraordinary item........................................        --       (1.03)
                                                              --------    --------
  Loss per common share.....................................  $ (12.31)   $  (5.58)
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                        COMMON STOCK       ADDITIONAL
                                         PREFERRED   -------------------    PAID-IN     ACCUMULATED
                                           STOCK       SHARES     AMOUNT    CAPITAL       DEFICIT      TOTAL
                                         ---------   ----------   ------   ----------   -----------   --------
BALANCE AT DECEMBER 31, 1997...........  $ 10,200     1,254,533    $ 1      $ 14,272     $ (51,474)   $(27,001)
  Issuance of common stock for exercise
     of options........................        --        48,120     --           179            --         179
  Issuance of common stock in initial
     public offering, net of
     expenses..........................        --     5,735,000      6       121,945            --     121,951
  Issuance of common stock to private
     investor..........................        --     4,493,877      4        99,995            --      99,999
  Issuance of Series D-1 preferred
     stock in business combinations....    26,726            --     --            --            --      26,726
  Accretion of redeemable preferred
     stock to liquidation value........        --            --     --            --           (87)        (87)
  Issuance of common stock pursuant to
     conversion of Series D-1 preferred
     stock.............................   (36,926)    2,214,513      2        36,924            --          --
  Issuance of common stock pursuant to
     conversion of Series A, B and C
     preferred stock...................        --    18,561,667     19        97,287            --      97,306
  Issuance of options in business
     combinations......................        --            --     --         1,937            --       1,937
  Stock option related compensation and
     severance costs...................        --            --     --         2,001            --       2,001
  Net loss.............................                                                    (54,612)    (54,612)
                                         --------    ----------    ---      --------     ---------    --------
BALANCE AT JUNE 30, 1998 (UNAUDITED)...  $     --    32,307,710    $32      $374,540     $(106,173)   $268,399
                                         ========    ==========    ===      ========     =========    ========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                1997        1998
                                                              --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(13,837)   $(54,612)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization..........................     3,794      15,079
     Minority interests' share of losses....................      (937)       (545)
     Equity in losses of affiliates.........................     1,328          --
     Stock option related compensation and severance
      costs.................................................        --       2,001
     Extraordinary item -- loss related to the repurchase of
      debt..................................................        --      10,101
     Changes in operating assets and liabilities, excluding
      effects of business combinations:
       Receivables..........................................    (3,316)     (2,264)
       Prepaid expenses and other current assets............      (698)       (247)
       Accounts payable.....................................    (2,148)     (1,885)
       Accrued expenses.....................................      (978)     (1,626)
       Accrued interest payable.............................        --       4,824
       Deferred revenue.....................................     1,187        (847)
                                                              --------    --------
          Net cash used by operating activities.............   (15,605)    (30,021)
                                                              --------    --------
Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements.......    (7,616)     (8,124)
  Acquisition of net assets in business combinations and
     investments in affiliates, net of cash acquired........   (21,399)    (63,917)
  Restricted cash and securities............................   (47,845)     19,839
  Other.....................................................      (773)       (588)
                                                              --------    --------
          Net cash used by investing activities.............   (77,633)    (52,790)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from lines of credit, notes payable and long-term
     debt...................................................   145,923     169,731
  Repayments of lines of credit and notes payable...........    (2,131)    (57,729)
  Repayments of capital lease obligations...................      (387)     (1,316)
  Proceeds from issuance of common and preferred stock, net
     of issuance costs......................................    20,400     222,129
                                                              --------    --------
          Net cash provided by financing activities.........   163,805     332,815
                                                              --------    --------
          Net increase in cash and cash equivalents.........    70,567     250,004
Cash and cash equivalents:
  Beginning of period.......................................    66,467      72,586
                                                              --------    --------
  End of period.............................................  $137,034    $322,590
                                                              ========    ========
Supplemental disclosures of cash flow information:
  Equipment acquired through capital lease obligations......  $    695    $  6,363
                                                              ========    ========
  Warrants issued in connection with debt offering..........  $ 12,675    $     --
                                                              ========    ========
  Cash paid for interest....................................  $     --    $  9,987
                                                              ========    ========
  Acquisition of net assets in business combination through
     issuance of preferred stock and preferred stock
     options................................................  $     --    $ 17,008
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Verio Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the period and year ended December 31, 1996 and 1997. During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income and No. 131, Disclosures About Segments of an Enterprise and Related Information. The adoption of SFAS 130 and 131 did not have a significant effect on the Company's financial position or results of operations.

NOTE 2 -- BUSINESS COMBINATIONS AND INVESTMENTS IN AFFILIATES

     During the six months ended June 30, 1998, the Company purchased all of the remaining equity interests in eleven of the Company's affiliates in which it did not initially acquire a 100% ownership stake (each a "Buyout") and acquired 100% of the stock of seven new Internet service providers, for a combination of cash and shares of Series D-1 Preferred Stock (see note 4). All acquisitions were accounted for using the purchase method of accounting. For those businesses acquired and consolidated, the results of operations for the acquired businesses are included in the Company's consolidated statement of operations from the dates of acquisition. Summary information regarding the business combinations is as follows:

  Consolidated acquisitions in 1998:

                                                    OWNERSHIP   TOTAL OWNERSHIP   APPROXIMATE
                                                    INTEREST      INTEREST AT      PURCHASE
        BUSINESS NAME           ACQUISITION DATE    PURCHASED    JUNE 30, 1998       PRICE
        -------------           ----------------    ---------   ---------------   -----------
                                                                                  (AMOUNTS IN
                                                                                  THOUSANDS)
Signet Partners, Inc..........  January 30, 1998       14%
                                February 26, 1998      45%           100%           $ 1,925
Pacific Rim Network, Inc......  February 16, 1998      73%           100%               730
Clark Internet Services,
  Inc.........................  February 25, 1998      49%           100%             3,863
Internet Engineering
  Associates, Inc.............  February 25, 1998      80%           100%             1,608
On-Ramp Technologies, Inc.....  February 26, 1998      45%           100%            11,849
National Knowledge Networks,
  Inc.........................  February 27, 1998      59%           100%             2,092
Access One, Inc...............  February 27, 1998      80%           100%             5,601
NSNet, Inc....................  February 27, 1998     100%           100%             3,661
NorthWestNet, Inc.............  March 6, 1998          15%           100%             4,803
LI Net, Inc...................  April 9, 1998         100%           100%             6,500
STARnet, L.L.C................  April 14, 1998        100%           100%             3,500
Computing Engineers Inc.......  April 15, 1998        100%           100%             9,000
Florida Internet
  Corporation.................  April 15, 1998        100%           100%             2,200
Structured Network Systems,
  Inc. .......................  April 16, 1998         80%           100%             1,250
Compute Intensive Inc.........  April 24, 1998         45%           100%            14,260
Matrix Online Media, Inc......  May 5, 1998           100%           100%             4,000
PacketWorks, Inc..............  June 19, 1998         100%           100%               852
Internet Online, Inc..........  June 30, 1998          65%           100%             4,200
                                                                                    -------
                                                                                     81,894
Acquisition costs.............                                                        2,927
                                                                                    -------
                                                                                    $84,821
                                                                                    =======

                          VERIO INC. AND SUBSIDIARIES

     The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the above consolidated acquisitions had occurred on January 1, 1997:

                                                                    SIX MONTHS ENDED
                                                             ------------------------------
                                                             JUNE 30, 1997    JUNE 30, 1998
                                                             -------------    -------------
                                                                 (AMOUNTS IN THOUSANDS)
Revenue....................................................    $ 40,467         $ 57,439
Loss before extraordinary item and accretion of preferred
  stock....................................................     (23,753)         (46,694)
Net loss attributable to common stockholders...............     (23,867)         (56,939)
Loss per common share -- basic and diluted.................      (21.06)           (5.81)

     The pro forma results do not necessarily represent results that would have occurred if the consolidated acquisitions had taken place as of January 1, 1997 nor are they necessarily indicative of the results of future operations.

     Subsequent to June 30, 1998, the Company completed four acquisitions for total consideration of approximately $54.0 million in cash, and contingent consideration, based on the operating results of one of the acquired businesses through December 31, 1998, of up to $43.2 million. In addition, the Company entered into a definitive agreement to purchase Best Internet Communications, Inc. d/b/a Hiway Technologies (Hiway) for total consideration of $329.0 million, consisting of cash of $101.0 million and approximately 8.67 million fully diluted shares of Verio Inc. Common Stock.

NOTE 3 -- DEBT

     On March 25, 1998, the Company completed the private placement of $175.0 million principal amount of senior notes (the "1998 Notes"). The 1998 Notes are redeemable at the option of the Company commencing April 1, 2002. The 1998 Notes mature on April 1, 2005. Interest on the 1998 Notes, at the annual rate of 10 3/8%, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The 1998 Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future unsecured and senior indebtedness. The 1998 Notes contain terms that are substantially similar to the $150.0 million 13 1/2% Senior Notes due 2004 ("1997 Notes"). The Company used approximately $54.5 million of the proceeds plus accrued interest to repurchase $50.0 million principal amount of the 1997 Notes. As a result, the Company was refunded approximately $13.3 million from the escrow account for the 1997 Notes, of which approximately $1.9 million was used to pay accrued and unpaid interest on the $50.0 million principal amount of 1997 Notes repurchased from Brooks Fiber Properties, Inc. This transaction resulted in an extraordinary loss of $10.1 million.

     On April 6, 1998, the Company entered into a credit facility ("the Bank Facility") with a group of commercial lending institutions that committed to provide a $57.5 million revolving credit facility secured by the stock of the affiliates that the Company owns currently or may own in the future and the Company's long haul capacity agreement with Qwest Communications Corporation. The Chase Manhattan Bank serves as agent for the Bank Facility. The Bank Facility requires no payments of principal until its maturity on December 31, 1999. The terms of the Bank Facility provide for borrowings at LIBOR + 2%. There is a commitment fee of 1/2% per annum on the undrawn amount of the Bank Facility and a one-time fee of 1/2% on any amounts drawn. The last $3.0 million of the Bank Facility can only be drawn for the payment of interest. No borrowings were outstanding under the Bank Facility at June 30, 1998.

     The Bank Facility sets forth covenants restricting, among other things, the Company's ability to borrow, to guarantee the debt of others, and to make borrowings at the subsidiary level. The Company is also limited in its ability to enter into transactions with affiliates, create liens on its assets, and make certain investments. In particular, Indebtedness, less cash (as defined in the "Credit Agreement" dated as of April 6, 1998), may not exceed 2.35 times annualized pro forma revenue for the most recent fiscal quarter. Dividends and certain types

                          VERIO INC. AND SUBSIDIARIES
of investments are prohibited, as are liens incurred for borrowed money. Borrowings under the Bank Facility are required to be paid down with the proceeds of new Indebtedness (as defined in the Credit Agreement), certain asset sales, Excess Cash Flow (as defined in the Credit Agreement), or the net proceeds from insurance claims.

     Subsequent to June 30, 1998, the Company initiated discussions with various investment banks related to a possible placement of an undetermined amount of senior notes that the Company currently expects to complete during the third or fourth quarter of 1998.

NOTE 4 -- PREFERRED STOCK

     As of April 1, 1998, the Company had outstanding an aggregate of 20,246,418 shares of Series A, B, C and D-1 Preferred Stock. On April 24, 1998, the Company issued an additional 529,762 shares of its Series D-1 Preferred Stock in connection with the Buyout of Compute Intensive Inc. Pursuant to the Company's Certificate of Incorporation, upon the effectiveness of the Company's initial public offering of shares of its Common Stock (the "IPO") on May 12, 1998 (note
5), all shares of the Company's outstanding Series A, B and C Redeemable, Convertible Preferred Stock and Series D-1 Convertible Preferred Stock automatically converted to an equivalent number of shares of Common Stock.

NOTE 5 -- COMMON STOCK

     On May 12, 1998, the Company effected the IPO, in which 5,500,000 shares of the Company's Common Stock were issued for net proceeds of approximately $117.0 million after deduction of the underwriting discounts, commissions and expenses of the IPO. Concurrently with the consummation of the IPO, the Company completed the sale of 4,493,877 shares of its Common Stock to an affiliate of Nippon Telegraph and Telephone Corporation for proceeds of approximately $100.0 million. On June 15, 1998, the underwriters in connection with the IPO exercised their option to purchase an additional 235,000 shares of Common Stock for approximately $5.1 million after deducting underwriting discounts and commissions.

NOTE 6 -- INCOME TAXES

     As of June 30, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $104.6 million which is available to offset future federal taxable income, if any, through 2011. The utilization of a portion of the net operating loss carryforwards may be limited under
Section 382 of the Internal Revenue Code. No tax benefit for such losses has been recorded by the Company in 1997 or 1998 due to uncertainties regarding the utilization of the loss carryforward.

NOTE 7 -- STOCK OPTION RELATED COMPENSATION AND SEVERANCE COSTS

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Since inception, the Company has granted stock options with exercise prices equal to the fair value of the underlying Common Stock, as determined by the Company's Board of Directors and based on the Company's other equity transactions. Accordingly, the Company has not recorded compensation expense related to the granting of stock options in 1996, 1997 and through February 28, 1998. Subsequent to February 28, 1998 and prior to the IPO, the Company granted options to employees with exercise prices which were less than $22 per share, which was the low end of the IPO filing range immediately prior to the IPO. The Company will record compensation expense totaling approximately $10.6 million, representing the difference between the strike prices of the options granted and $22 per share, pro rata over the forty-eight month vesting period of the options. This compensation expense will total approximately $2.0 million for the year ended December 31, 1998. It is the intention of the Company to grant future stock options with exercise prices equal to the fair value of the underlying Common Stock at the date of grant. The compensation expense related to the six

                          VERIO INC. AND SUBSIDIARIES
months ended June 30, 1998 is $630,000. Additionally, the Company incurred $1.4 million in compensation expense during the quarter ended June 30, 1998 primarily related to the accelerated vesting of options issued to Mark Johnson, the Company's former president who passed away in March 1998.

NOTE 8 -- SUBSEQUENT EVENTS

     Subsequent to June 30, 1998, the Company completed four acquisitions for approximately $54.0 million in cash and a contingent obligation of up to $43.2 million. Additionally, the Company entered into an agreement to acquire Hiway for approximately $101.0 million in cash and 8.67 million shares of Verio Inc. Common Stock. The completion of this acquisition is subject to satisfaction of a number of closing conditions.

     Also subsequent to June 30, 1998, the Company initiated discussions with various investment banks related to a possible private placement of an undetermined amount of senior notes that the Company currently expects to complete during the third or fourth quarter of 1998.

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION

     During the period from August 1, 1996 through June 30, 1998, the Company completed numerous business combinations, whereby the Company acquired newly authorized redeemable, convertible preferred stock, shares of common stock, or certain net assets of entities operating in the Internet industry (ISPs), and completed the Buyout of the remaining equity interests of certain ISPs in which it initially acquired a less-than-100% equity position (collectively, the "June 30, 1998 Completed Acquisitions"). Business combinations, which are acquisitions of a 100% ownership interest in the target business or of a majority ownership interest (upon conversion of the preferred stock to common stock) on a fully diluted basis, are accounted for using the purchase method of accounting. Acquisitions of minority interests represented by preferred stock are accounted for using the equity method of accounting. The June 30, 1998 Completed Acquisitions are described in Note A to the accompanying pro forma condensed combined financial statements. The Company also has completed the acquisitions of PacketWorks, Inc., MagicNet, Inc., TerraNet, Inc. and Smart.Connect (a division of FiberServices, Inc.) which were not considered to be significant and, accordingly, have not been included in the accompanying pro forma financial statements.

     In addition, subsequent to June 30, 1998, the Company completed the acquisition of the outstanding common stock of NTX, Inc. (TABNet) and entered into a definitive agreement to acquire the common stock of Hiway (the "TABNet and Hiway Acquisitions"). These acquisitions have been, or will be, accounted for using the purchase method of accounting. The TABNet and Hiway Acquisitions are also described in Note A to the pro forma condensed combined financial statements.

     While the Company now seeks to acquire 100% of new ISPs, the Company's early acquisition strategy was to rapidly build mass and scale by acquiring less than 100% of its ISPs. In each case where the Company acquired less than 100% of an ISP initially, it obtained the right to Buyout the remaining equity in the future at a price based on either agreed upon revenue multiples or the fair market value of the ISP. As part of its integration strategy, the Company has effected the Buyouts of all but one ISP in which it did not initially acquire a 100% interest, through the use of cash on hand and the issuance of equity. As of August 11, 1998, Verio has consummated the Buyout of the following fifteen ISPs:
On-Ramp Technologies, Inc.; NorthWestNet, Inc.; National Knowledge Networks, Inc.; Access One, Inc.; Signet Partners, Inc.; Surf Network, Inc.; Pacific Rim Network, Inc.; Internet Engineering Associates, Inc.; AimNet Corporation; West Coast Online, Inc.; ServiceTech, Inc., Clark Internet Services, Inc., Compute Intensive Inc., Structured Network Systems, Inc. and Internet Online, Inc. With respect to the Buyout that has not yet been completed, the Company has contractual rights to effect this Buyout.

     The unaudited pro forma condensed combined balance sheet assumes that the TABNet and Hiway Acquisitions occurred on June 30, 1998 and includes the June 30, 1998 historical consolidated balance sheets

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED) of Verio, TABNet and Hiway adjusted for the pro forma effects of these acquisitions. The assets and liabilities of the June 30, 1998 Completed Acquisitions, adjusted for the application of the purchase method of accounting, are included in the June 30, 1998 historical Verio consolidated balance sheet. The unaudited pro forma condensed combined statements of operations for the year ended December 31, 1997 and the six months ended June 30, 1998 assume that the June 30, 1998 Completed Acquisitions and the TABNet and Hiway Acquisitions had occurred on January 1, 1997 and include the historical or pro forma consolidated statements of operations of Verio and the acquired businesses for the year ended December 31, 1997 (year ended March 31, 1998 for TABNet) and the six months ended June 30, 1998, adjusted for the pro forma effects of the acquisitions.

     The unaudited pro forma condensed combined statements of operations are not necessarily indicative of the results of operations that would actually have occurred if the transactions had been consummated as of January 1, 1997 and are not intended to indicate the expected results for any future period. These statements should be read in conjunction with the historical consolidated financial statements and related notes thereto of Verio, and certain acquired businesses, included herein.

     The Company is in the process of completing valuations of the assets acquired and liabilities assumed in connection with certain of the Company's more significant acquisitions. These valuations will be utilized in determining the final purchase accounting adjustments for these acquisitions. Accordingly, the purchase accounting adjustments reflected in the accompanying pro forma balance sheet will be revised and such revisions may be significant. Specifically, the Company expects to record charges to operations for in-process research and development relating to certain of the acquisitions and these charges, which will be recorded in the period of the acquisitions, also may be significant. The amount of these charges are not presently determinable.

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

                                   VERIO INC.

                   PRO FORMA CONDENSED COMBINED BALANCE SHEET
                           JUNE 30, 1998 (UNAUDITED)
                              AMOUNTS IN THOUSANDS

                                     ASSETS

                                                                      PRO FORMA
                                     HISTORICAL         PRO FORMA     COMBINED-                   PRO FORMA    PRO FORMA
                                 -------------------   ADJUSTMENTS    VERIO AND     HISTORICAL   ADJUSTMENTS   COMBINED
                                   VERIO     TABNET     (NOTE C)        TABNET        HIWAY       (NOTE C)       VERIO
                                 ---------   -------   -----------   ------------   ----------   -----------   ---------
Current assets:
  Cash and cash equivalents....  $ 322,590   $    91    $(45,500)(1)   $277,181      $ 5,088      $(101,000)(2) $181,269
  Restricted cash and
     securities................     13,759       538          --         14,297           --             --      14,297
  Receivables, net.............     12,628     1,081          --         13,709        3,352             --      17,061
  Prepaid expenses and other...      5,663        46          --          5,709        1,205             --       6,914
                                 ---------   -------    --------       --------      -------      ---------    --------
          Total current
            assets.............    354,640     1,756     (45,500)       310,896        9,645       (101,000)    219,541
Investments in affiliates......      8,293        --          --          8,293          333             --       8,626
Restricted cash and
  securities...................      7,089        --          --          7,089           --             --       7,089
Equipment and leasehold
  improvements, net............     39,686       526          --         40,212       13,126             --      53,338
Other assets:
  Goodwill, net................    157,997        --      46,170(1)     204,167           --        317,468(2)  521,635
  Other, net...................     11,060        21          --         11,081        1,759             --      12,840
                                 ---------   -------    --------       --------      -------      ---------    --------
          Total assets.........  $ 578,765   $ 2,303    $    670       $581,738      $24,863      $ 216,468    $823,069
                                 =========   =======    ========       ========      =======      =========    ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued
     expenses..................  $  22,063   $ 1,068    $     --       $ 23,131      $ 3,139      $      --    $ 26,270
  Lines of credit, notes
     payable and current
     portion of long-term debt
     and capital lease
     obligations...............      5,090        --          --          5,090          398             --       5,488
  Deferred revenue.............      8,121     1,905          --         10,026        3,851             --      13,877
                                 ---------   -------    --------       --------      -------      ---------    --------
          Total current
            liabilities........     35,274     2,973          --         38,247        7,388             --      45,635
Long-term debt and capital
  lease obligations, less
  current portion..............    275,092        --          --        275,092        5,943             --     281,035
                                 ---------   -------    --------       --------      -------      ---------    --------
          Total liabilities....    310,366     2,973          --        313,339       13,331             --     326,670
Minority interests in
  subsidiaries.................         --        --          --             --           --             --          --
Stockholders' deficit:
  Common stock and additional
     paid-in capital...........    361,897     3,640      (3,640)(3)    361,897        8,155         (8,155)(3)  589,897
                                                                                                    228,000(2)
  Warrants.....................     12,675        --          --         12,675           --             --      12,675
  Retained earnings
     (deficit).................   (106,173)   (4,310)      4,310(3)    (106,173)       3,377         (3,377)(3) (106,173)
                                 ---------   -------    --------       --------      -------      ---------    --------
                                   268,399      (670)        670        268,399       11,532        216,468     496,399
                                 ---------   -------    --------       --------      -------      ---------    --------
          Total liabilities and
            stockholders'
            equity (deficit)...  $ 578,765   $ 2,303    $    670       $581,738      $24,863      $ 216,468    $823,069
                                 =========   =======    ========       ========      =======      =========    ========

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

                                   VERIO INC.

              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
             AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                            PRO FORMA
                             COMBINED
                            VERIO AND                                  PRO FORMA
                          JUNE 30, 1998                  PRO FORMA     COMBINED-                  PRO FORMA     PRO FORMA
                            COMPLETED      HISTORICAL   ADJUSTMENTS    VERIO AND    HISTORICAL   ADJUSTMENTS    COMBINED
                           ACQUISITIONS      TABNET      (NOTE C)       TABNET        HIWAY       (NOTE C)        VERIO
                          --------------   ----------   -----------   -----------   ----------   -----------   -----------
Revenue:
  Internet
    connectivity........   $    37,199      $    --     $       --    $    37,199    $ 3,703     $       --    $    40,902
  Enhanced services and
    other...............        18,564        5,106             --         23,670     14,807             --         38,477
                           -----------      -------     -----------   -----------    -------     ----------    -----------
        Total revenue...        55,763        5,106             --         60,869     18,510             --         79,379
                           -----------      -------     -----------   -----------    -------     ----------    -----------
Costs and expenses:
  Internet services
    operating costs.....        24,746          985             --         25,731      4,372             --         30,103
  Selling, general and
    administrative and
    other...............        49,911        4,138             --         54,049     10,334             --         64,383
  Stock option related
    compensation and
    severance costs.....         2,001        3,640             --          5,641         --             --          5,641
  Depreciation and
    amortization........        16,844           76          2,310(6)      19,230      1,139         15,873(6)      36,242
                           -----------      -------     -----------   -----------    -------     ----------    -----------
        Total costs and
          expenses......        93,502        8,839          2,310        104,651     15,845         15,873        136,369
                           -----------      -------     -----------   -----------    -------     ----------    -----------
    Loss from
      operations........       (37,739)      (3,733)        (2,310)       (43,782)     2,665        (15,873)       (56,990)
Other income (expense):
  Interest income.......         5,230            3             --          5,233         --             --          5,233
  Interest expense......       (14,319)          --             --        (14,319)      (566)            --        (14,885)
                           -----------      -------     -----------   -----------    -------     ----------    -----------
    Loss before minority
      interests, income
      taxes, and
      extraordinary
      item..............       (46,828)      (3,730)        (2,310)       (52,868)     2,099        (15,873)       (66,642)
Minority interests......           184           --             --            184         --             --            184
Income taxes............            --           --             --             --        (99)            99(8)          --
                           -----------      -------     -----------   -----------    -------     ----------    -----------
Loss before
  extraordinary item....   $   (46,644)     $(3,730)    $   (2,310)   $   (52,684)   $ 2,000     $  (15,774)   $   (66,458)
                           ===========      =======     ===========   ===========    =======     ==========    ===========
Weighted average shares
  outstanding -- basic
  and diluted...........    11,500,769                                 11,500,769                 8,670,000     20,170,769
                           ===========                                ===========                ==========    ===========
Loss per common share
  before extraordinary
  item -- basic and
  diluted...............   $     (4.06)                               $     (4.58)                             $     (3.29)
                           ===========                                ===========                              ===========

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

                                   VERIO INC.

              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
             AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                            HISTORICAL                                 PRO FORMA
                                                     -------------------------                         COMBINED-
                                                                 JUNE 30, 1998                         VERIO AND
                                                                   COMPLETED      PRO FORMA          JUNE 30, 1998
                                                                 ACQUISITIONS    ADJUSTMENTS           COMPLETED
                                                       VERIO       (NOTE B)       (NOTE C)           ACQUISITIONS
                                                     ---------   -------------   -----------         -------------
Revenue:
  Internet connectivity............................  $  32,430      $4,769       $        --         $     37,199
  Enhanced services and other......................     17,309       1,397              (142)(4)           18,564
                                                     ---------      ------       -----------         ------------
         Total revenue.............................     49,739       6,166              (142)              55,763
                                                     ---------      ------       -----------         ------------
Costs and expenses:
  Internet services operating costs................     22,854       1,974               (82)(4)           24,746
  Selling, general and administrative and other....     45,850       4,121               (60)(4)           49,911
  Stock option related compensation and severance
    costs..........................................      2,001          --                --                2,001
  Depreciation and amortization....................     15,079         302             1,463(5)            16,844
                                                     ---------      ------       -----------         ------------
         Total costs and expenses..................     85,784       6,397             1,321               93,502
                                                     ---------      ------       -----------         ------------
    Loss from operations...........................    (36,045)       (231)           (1,463)             (37,739)
Other income (expense):
  Interest income..................................      5,217          13                --                5,230
  Interest expense.................................    (14,228)        (91)               --              (14,319)
                                                     ---------      ------       -----------         ------------
    Loss before minority interests, income taxes,
      and extraordinary item.......................    (45,056)       (309)           (1,463)             (46,828)
Minority interests.................................        545          --              (361)(7)              184
Income taxes.......................................         --         (57)               57(8)                --
                                                     ---------      ------       -----------         ------------
    Loss before extraordinary item.................    (44,511)       (366)           (1,767)             (46,644)
Accretion of preferred stock to liquidation
  value............................................        (87)         --                87(3)                --
                                                     ---------      ------       -----------         ------------
Loss attributable to common stockholders before
  extraordinary item...............................  $ (44,598)     $ (366)      $    (1,680)        $    (46,644)
                                                     =========      ======       ===========         ============
Weighted average shares outstanding -- basic and
  diluted..........................................  9,800,769                     1,700,000(9)        11,500,769
                                                     =========                   ===========         ============
Loss per common share before extraordinary
  item -- basic and diluted........................  $   (4.55)                                      $      (4.06)
                                                     =========                                       ============

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

                                   VERIO INC.

              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                    YEAR ENDED DECEMBER 31, 1997 (UNAUDITED)
             AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                         PRO FORMA
                        COMBINED --
                         VERIO AND                                  PRO FORMA
                       JUNE 30, 1998                 PRO FORMA     COMBINED --                     PRO FORMA     PRO FORMA
                         COMPLETED     HISTORICAL   ADJUSTMENTS     VERIO AND        HISTORICAL   ADJUSTMENTS     COMBINED
                        ACQUISITION      TABNET      (NOTE C)        TABNET            HIWAY       (NOTE C)        VERIO
                       -------------   ----------   -----------    -----------       ----------   -----------    ----------
Revenue:
  Internet
    connectivity.....   $    63,055      $   --       $    --       $  63,055         $ 7,231      $      --     $   70,286
  Enhanced services
    and other........        25,210       4,944            --          30,154          18,954             --         49,108
                        -----------      ------       -------       ---------         -------      ---------     ----------
         Total
           revenue...        88,265       4,944            --          93,209          26,185             --        119,394
                        -----------      ------       -------       ---------         -------      ---------     ----------
Costs and expenses:
  Internet services
    operating
    costs............        38,145       1,006            --          39,151           5,842             --         44,993
  Selling, general
    and
    administrative
    and other........        82,070       4,192            --          86,262          14,101             --        100,363
  Depreciation and
    amortization.....        25,911          86         4,617(6)       30,614           1,371         31,747(6)      63,732
                        -----------      ------       -------       ---------         -------      ---------     ----------
         Total costs
           and
          expenses...       146,126       5,284         4,617         156,027          21,314         31,747        209,088
                        -----------      ------       -------       ---------         -------      ---------     ----------
    Loss from
      operations.....       (57,861)       (340)       (4,617)        (62,818)          4,871        (31,747)       (89,694)
Other income
  (expense):
  Interest income....         6,147           6            --           6,153              67             --          6,220
  Interest expense...       (12,417)         --            --         (12,417)           (142)            --        (12,559)
                        -----------      ------       -------       ---------         -------      ---------     ----------
    Loss before
      income taxes...       (64,131)       (334)       (4,617)        (69,082)          4,796        (31,747)       (96,033)
Income taxes.........            --          --            --              --            (361)           361(8)          --
                        -----------      ------       -------       ---------         -------      ---------     ----------
Net loss.............   $   (64,131)     $ (334)      $(4,617)      $ (69,082)        $ 4,435      $ (31,386)    $  (96,033)
                        ===========      ======       =======       =========         =======      =========     ==========
Weighted average
  shares
 outstanding -- basic
  and diluted........     2,844,685                                 2,844,685                      8,670,000     11,514,685
                        ===========                                 =========                      =========     ==========
Loss per common
  share -- basic and
  diluted............   $    (22.54)                                $  (24.28)                                   $    (8.34)
                        ===========                                 =========                                    ==========

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

                                   VERIO INC.

              PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                    YEAR ENDED DECEMBER 31, 1997 (UNAUDITED)
             AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                               HISTORICAL                                 PRO FORMA
                                                        -------------------------                         COMBINED-
                                                                       JUNE 30,                           VERIO AND
                                                                         1998                              JUNE 30,
                                                                      COMPLETED      PRO FORMA               1998
                                                                     ACQUISITIONS   ADJUSTMENTS           COMPLETED
                                                          VERIO        (NOTE B)      (NOTE C)            ACQUISITIONS
                                                        ----------   ------------   -----------          ------------
Revenue:
  Internet connectivity...............................  $   23,476     $39,677      $      (98)(4)        $   63,055
  Enhanced services and other.........................      12,216      12,994              --                25,210
                                                        ----------     -------      ----------            ----------
         Total revenue................................      35,692      52,671             (98)               88,265
                                                        ----------     -------      ----------            ----------
Costs and expenses:
  Internet services operating costs...................      15,974      22,247             (76)(4)            38,145
  Selling, general and administrative and other.......      49,383      32,687              --                82,070
  Depreciation and amortization.......................      10,624       3,257          12,030(5)             25,911
                                                        ----------     -------      ----------            ----------
         Total costs and expenses.....................      75,981      58,191          11,954               146,126
                                                        ----------     -------      ----------            ----------
    Loss from operations..............................     (40,289)     (5,520)        (12,052)              (57,861)
Other income (expense):
  Interest income.....................................       6,080          67              --                 6,147
  Interest expense....................................     (11,826)       (591)             --               (12,417)
  Equity in losses of affiliates......................      (1,958)         --           1,958(7)                 --
                                                        ----------     -------      ----------            ----------
    Loss before minority interests and income taxes...     (47,993)     (6,044)        (10,094)              (64,131)
Minority interests....................................       1,924          --          (1,924)(7)                --
Income taxes..........................................          --      (1,247)          1,247(8)                 --
                                                        ----------     -------      ----------            ----------
         Net loss.....................................     (46,069)     (7,291)        (10,771)              (64,131)
Accretion of preferred stock to liquidation value.....        (260)         --             260(3)                 --
                                                        ----------     -------      ----------            ----------
Net loss attributable to common stockholders..........  $  (46,329)    $(7,291)     $  (10,511)           $  (64,131)
                                                        ==========     =======      ==========            ==========
Weighted average shares outstanding -- basic and
  diluted.............................................   1,144,685                   1,700,000(9)          2,844,685
                                                        ==========                  ==========            ==========
Loss per common share -- basic and diluted............  $   (40.47)                                       $   (22.54)
                                                        ==========                                        ==========

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

(A) BASIS OF PRESENTATION

     During the period from inception (March 1, 1996) to June 30, 1998, Verio completed numerous business combinations, and completed the Buyout of the remaining equity interests of certain ISPs in which it initially acquired a less-than-100% equity position. In addition, subsequent to June 30, 1998, the Company completed the acquisition of TABNet and entered into a definitive agreement to acquire Hiway. All of the acquisitions have been or will be accounted for using the purchase method of accounting. Summary information regarding substantially all of the June 30, 1998 Completed Acquisitions and the TABNet and Hiway Acquisitions is as follows:

                                                                                      CONSIDERATION
                                                                             --------------------------------
                                                                                        PREFERRED
             JUNE 30, 1998                                      OWNERSHIP    CASH AND   OR COMMON
         COMPLETED ACQUISITIONS           ACQUISITION DATE(S)   PERCENTAGE    NOTES      STOCK(B)    TOTAL(C)
         ----------------------           -------------------   ----------   --------   ----------   --------
                                                                                      (IN THOUSANDS)
On-Ramp Technologies, Inc. .............  August 1, 1996            51%
                                          October 4, 1996            4%
                                          February 26, 1998         45%      $ 13,639    $  6,985    $ 20,624
National Knowledge Networks, Inc. ......  August 2, 1996            26%
                                          November 7, 1997          15%
                                          February 27, 1998         59%         2,991          --       2,991
RAINet, Inc. ...........................  August 2, 1996           100%         2,000          --       2,000
Access One, Inc.........................  December 12, 1996         20%
                                          February 27, 1998         80%         6,107          --       6,107
CCnet, Inc. ............................  December 19, 1996        100%         1,800          --       1,800
Signet Partners, Inc. ..................  December 19, 1996         25%
                                          November 20, 1997         16%
                                          February 26, 1998         59%         1,459       1,283       2,742
Global Enterprise Services -- Network
  Division..............................  January 17, 1997         100%         2,350          --       2,350
Surf Network, Inc. .....................  January 31, 1997          25%
                                          December 22, 1997         75%           603          --         603
Pacific Rim Network, Inc. ..............  February 4, 1997          27%
                                          February 16, 1998         73%           880          --         880
Pioneer Global Telecommunications,
  Inc. .................................  February 6, 1997         100%         1,011          --       1,011
Compute Intensive Inc. .................  February 18, 1997         55%
                                          April 24, 1998            45%         7,505      11,655      19,160
NorthWestNet, Inc. .....................  February 28, 1997         85%
                                          March 6, 1998             15%        12,330       1,937      14,267
Internet Engineering Associates,
  Inc. .................................  March 4, 1997             20%
                                          February 25, 1998         80%           207       1,607       1,814
Internet Online, Inc. ..................  March 5, 1997             36%         1,050          --       1,050
Structured Network Systems, Inc. .......  March 6, 1997             20%
                                          April 16, 1998            80%         1,400          --       1,400

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

                                                                                      CONSIDERATION
                                                                             --------------------------------
                                                                                        PREFERRED
             JUNE 30, 1998                                      OWNERSHIP    CASH AND   OR COMMON
         COMPLETED ACQUISITIONS           ACQUISITION DATE(S)   PERCENTAGE    NOTES      STOCK(B)    TOTAL(C)
         ----------------------           -------------------   ----------   --------   ----------   --------
                                                                                      (IN THOUSANDS)
RustNet, Inc. ..........................  March 14, 1997           100%         1,703          --       1,703
AimNet Corporation......................  May 19, 1997              55%
                                          September 22, 1997        45%         7,613          --       7,613
West Coast Online, Inc. ................  July 26, 1996             20%
                                          April 29, 1997            12%
                                          September 30, 1997        68%         2,000          --       2,000
ServiceTech, Inc. ......................  August 1, 1997            40%
                                          December 31, 1997         60%         2,055          --       2,055
Branch Information Services, Inc. ......  September 17, 1997       100%         1,687          --       1,687
Communique, Inc. .......................  October 2, 1997          100%         3,000          --       3,000
Clark Internet Services, Inc. ..........  October 17, 1997          51%
                                          February 25, 1998         49%         3,952       3,431       7,383
ATMnet..................................  November 5, 1997         100%         5,522          --       5,522
Global Internet Network Services,
  Inc. .................................  December 1, 1997         100%         6,000          --       6,000
Sesquinet...............................  December 24, 1997        100%(a)        732          --         732
PREPnet.................................  December 24, 1997        100%         1,405          --       1,405
Monumental Network Systems, Inc. .......  December 31, 1997        100%         3,962          --       3,962
Internet Servers, Inc. .................  December 31, 1997        100%         9,800      10,200      20,000
NSNet, Inc. ............................  February 27, 1998        100%         1,896       1,765       3,661
LI Net, Inc. ...........................  April 9, 1998            100%         6,500          --       6,500
STARnet, L.L.C. ........................  April 14, 1998           100%         3,500          --       3,500
Computing Engineers Inc. ...............  April 15, 1998           100%         9,000          --       9,000
Florida Internet Corporation............  April 15, 1998           100%         2,200          --       2,200
Matrix Online Media, Inc. ..............  May 5, 1998              100%         4,000          --       4,000
                                                                                                     --------
         Total..........................                                                             $170,722
                                                                                                     ========
TABNet..................................  July 7, 1998             100%        45,500          --    $ 45,500
                                                                                                     ========
Hiway Technologies, Inc. ...............          --               100%       101,000     228,000    $329,000
                                                                                                     ========

---------------

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

     The total consideration, exclusive of acquisition costs, for the above acquisitions has been allocated as follows:

                                               JUNE 30,
                                                 1998
                                              COMPLETED
                                             ACQUISITIONS    TABNET      HIWAY
                                             ------------    -------    --------
Equipment..................................    $ 17,771      $   526    $ 13,126
Goodwill...................................     154,910       46,170     317,468
Net current liabilities....................      (3,009)      (1,196)     (1,594)
Investment in Internet Online, Inc. .......       1,050           --          --
                                               --------      -------    --------
          Total............................    $170,722      $45,500    $329,000
                                               ========      =======    ========

(a)  Assets of this entity were purchased by On-Ramp Technologies, Inc.

(b) Represents shares of Series D-1 Preferred Stock valued at $15 per share prior to February 28, 1998 or $22 per share after February 28, 1998. For NorthWestNet, Inc., the amount represents options to purchase Preferred Stock at $15 per share. Such per share values were determined by the Company's Board of Directors based on comparable valuations of private and public companies, methodologies based on multiples of revenue and discounted cash flows, and arms-length negotiated values.

(c)  Total consideration does not include acquisition costs.

     The accompanying unaudited pro forma condensed combined balance sheet as of June 30, 1998 includes historical balances of Verio and the businesses acquired adjusted for the pro forma effects of substantially all of the acquisitions completed through August 11, 1998, including the acquisitions of the remaining interests in certain consolidated subsidiaries and minority owned affiliates. All acquisitions are assumed to have been completed for cash, debt or the issuance of preferred or common stock of Verio. The unaudited pro forma condensed combined statements of operations for the year ended December 31, 1997 and the six months ended June 30, 1998 include the historical results of operations of Verio and the businesses acquired, including the acquisitions of the remaining interests in certain consolidated subsidiaries and minority owned affiliates, adjusted for the pro forma effects of the acquisitions.

(B) HISTORICAL CONDENSED STATEMENTS OF OPERATIONS INFORMATION -- JUNE 30, 1998 COMPLETED ACQUISITIONS

     Historical condensed statement of operations information for the June 30, 1998 Completed Acquisitions for the year ended December 31, 1997 including the periods from January 1, 1997 to the dates of consolidation is as follows:

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

                                                                                           PIONEER GLOBAL
                                  AIMNET      RUSTNET,            COMPUTE    NORTHWEST   TELECOMMUNICATIONS,    WEST COAST
 YEAR ENDED DECEMBER 31, 1997   CORPORATION     INC.      GES    INTENSIVE      NET             INC.           ONLINE, INC.
 ----------------------------   -----------   --------   -----   ---------   ---------   -------------------   ------------
Revenue:
  Internet connectivity.......    $1,068       $ 310     $ 112     $ 468      $  709            $ 62              $1,192
  Enhanced services and
    other.....................       101          69        --       326         351               7                 457
                                  ------       -----     -----     -----      ------            ----              ------
        Total revenue.........     1,169         379       112       794       1,060              69               1,649
Operating costs and expenses:
  Internet services operating
    costs.....................       444         147        94       301         113              33                 735
  Selling, general and
    administrative and
    other.....................       978         319       133       673       1,661              37                 981
  Depreciation and
    amortization..............       248          17        --        16         136               4                  77
                                  ------       -----     -----     -----      ------            ----              ------
        Total costs and
          expenses............     1,670         483       227       990       1,910              74               1,793
                                  ------       -----     -----     -----      ------            ----              ------
  Earnings (loss) from
    operations................      (501)       (104)     (115)     (196)       (850)             (5)               (144)
Interest income...............         8                                                          --                  --
Interest expense..............        --          (8)       --        (8)         --              (2)                 --
                                  ------       -----     -----     -----      ------            ----              ------
    Earnings (loss) before
      income taxes............      (493)       (112)     (115)     (204)       (850)             (7)               (144)
Income taxes..................        --          --        --        --         118              (5)                 --
                                  ------       -----     -----     -----      ------            ----              ------
        Net earnings (loss)...    $ (493)      $(112)    $(115)    $(204)     $ (732)           $(12)             $ (144)
                                  ======       =====     =====     =====      ======            ====              ======

                                    BRANCH
                                 INFORMATION
 YEAR ENDED DECEMBER 31, 1997   SERVICES, INC.
 ----------------------------   --------------
Revenue:
  Internet connectivity.......       $588
  Enhanced services and
    other.....................         84
                                     ----
        Total revenue.........        672
Operating costs and expenses:
  Internet services operating
    costs.....................         84
  Selling, general and
    administrative and
    other.....................        298
  Depreciation and
    amortization..............          2
                                     ----
        Total costs and
          expenses............        384
                                     ----
  Earnings (loss) from
    operations................        288
Interest income...............         --
Interest expense..............         --
                                     ----
    Earnings (loss) before
      income taxes............        288
Income taxes..................       (101)
                                     ----
        Net earnings (loss)...       $187
                                     ====

                                                                                                         GLOBAL
                                                             CLARK                                      INTERNET
                                                           INTERNET      SURF                            NETWORK
                                             COMMUNIQUE,   SERVICES,   NETWORK,                         SERVICES,
                                                INC.         INC.        INC.     SESQUINET   ATMNET      INC.      PREPNET
                                             -----------   ---------   --------   ---------   -------   ---------   -------
Revenue
  Internet connectivity....................    $1,454       $2,582      $  585     $1,124     $2,754     $2,501     $2,026
  Enhanced services and other..............       764          562         190         --         73      1,284        121
                                               ------       ------      ------     ------     -------    ------     ------
        Total revenue......................     2,218        3,144         775      1,124      2,827      3,785      2,147
Operating costs and expenses:
  Internet services operating costs........       690        1,394         431        538      2,976      2,679        793
  Selling, general and administrative and
    other..................................     1,159        1,784         981        367      1,786      1,019        773
  Depreciation and amortization............         5          116          76         54         40        280        121
                                               ------       ------      ------     ------     -------    ------     ------
    Total costs and expenses...............     1,854        3,294       1,488        959      4,802      3,978      1,687
                                               ------       ------      ------     ------     -------    ------     ------
    Earnings (loss) from operations........       364         (150)       (713)       165     (1,975)      (193)       460
Interest income............................        --            2          --         --         --         --         --
Interest expense...........................        --          (25)        (33)        --       (171)        (8)       (11)
                                               ------       ------      ------     ------     -------    ------     ------
    Earnings (loss) before income taxes....       364         (173)       (746)       165     (2,146)      (201)       449
Income taxes...............................      (127)          --          --        (58)        --         --       (171)
                                               ------       ------      ------     ------     -------    ------     ------
        Net earnings (loss)................    $  237       $ (173)     $ (746)    $  107     $(2,146)   $ (201)    $  278
                                               ======       ======      ======     ======     =======    ======     ======

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

                                                                                                       INTERNET
                                            INTERNET   SERVICE    PACIFIC RIM     SIGNET              ENGINEERING    STRUCTURED
                              MONUMENTAL,   SERVERS,    TECH,      NETWORK,      PARTNERS,   NSNET,   ASSOCIATES,      NETWORK
                                 INC.         INC.      INC.         INC.          INC.       INC.       INC.       SYSTEMS, INC.
                              -----------   --------   -------   -------------   ---------   ------   -----------   -------------
Revenue:
  Internet connectivity.....    $2,425       $  704    $ 1,536       $ 472        $1,133     $1,832     $  831          $ 859
  Enhanced services and
    other...................        47        3,688        627         337           518         15        303             27
                                ------       ------    -------       -----        ------     ------     ------          -----
      Total revenue.........     2,472        4,392      2,163         809         1,651      1,847      1,134            886
Operating costs and
  expenses:
  Internet services
    operating costs.........     1,162          536      1,229         385           336        471        323            473
  Selling, general and
    administrative and
    other...................     1,757        2,006      1,814         674         1,977        939        678            511
  Depreciation and
    amortization............       172          260        197          69            10        126         63             --
                                ------       ------    -------       -----        ------     ------     ------          -----
      Total costs and
         expenses...........     3,091        2,802      3,240       1,128         2,323      1,536      1,064            984
                                ------       ------    -------       -----        ------     ------     ------          -----
    Earnings (loss) from
      operations............      (619)       1,590     (1,077)       (319)         (672)       311         70            (98)
Interest income.............        --           26         --          --            --         --         14             --
Interest expense............       (16)          --        (42)        (15)           (5)        (6)        --            (17)
                                ------       ------    -------       -----        ------     ------     ------          -----
    Earnings (loss) before
      income taxes..........      (635)       1,616     (1,119)       (334)         (677)       305         84           (115)
Income taxes................        --         (602)        33         (15)           --       (116)       (29)            --
                                ------       ------    -------       -----        ------     ------     ------          -----
      Net earnings (loss)...    $ (635)      $1,014    $(1,086)      $(349)       $ (677)    $  189     $   55          $(115)
                                ======       ======    =======       =====        ======     ======     ======          =====

                                    NATIONAL
                                    KNOWLEDGE                 FLORIDA     COMPUTING                MATRIX
                       ACCESSONE,   NETWORKS,      LI        INTERNET     ENGINEERS   STARNET,     ONLINE
                          INC.        INC.      NET, INC.   CORPORATION     INC.       L.L.C.    MEDIA, INC.    TOTAL
                       ----------   ---------   ---------   -----------   ---------   --------   -----------   -------
Revenue:
  Internet
    connectivity.....    $2,484      $1,169      $1,907       $1,172       $3,322      $1,202      $1,094      $39,677
  Enhanced services
    and other........     1,035         234         120          264          758         399         233       12,994
                         ------      ------      ------       ------       ------      ------      ------      -------
      Total
         revenue.....     3,519       1,403       2,027        1,436        4,080       1,601       1,327       52,671
Operating costs and
  expenses:
  Internet services
    operating
    costs............     1,510         669         792          773        1,026         717         393       22,247
  Selling, general
    and
    administrative
    and other........     2,251       1,282       1,573          578        2,341         570         787       32,687
  Depreciation and
    amortization.....       245          55         135          121          329         156         127        3,257
                         ------      ------      ------       ------       ------      ------      ------      -------
      Total costs and
         expenses....     4,006       2,006       2,500        1,472        3,696       1,443       1,307       58,191
                         ------      ------      ------       ------       ------      ------      ------      -------
    Earnings (loss)
      from
      operations.....      (487)       (603)       (473)         (36)         384         158          20       (5,520)
Interest income......        --           6          --           --           --           9           2           67
Interest expense.....       (26)        (26)        (39)         (12)         (96)         (6)        (19)        (591)
                         ------      ------      ------       ------       ------      ------      ------      -------
    Earnings (loss)
      before income
      taxes..........      (513)       (623)       (512)         (48)         288         161           3       (6,044)
Income taxes.........        --          (3)         --           --         (110)        (61)         --       (1,247)
                         ------      ------      ------       ------       ------      ------      ------      -------
      Net earnings
         (loss)......    $ (513)     $ (626)     $ (512)      $  (48)      $  178      $  100      $    3      $(7,291)
                         ======      ======      ======       ======       ======      ======      ======      =======

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

     Historical condensed statement of operations information for the June 30, 1998 Completed Acquisitions for the six months ended June 30, 1998 including the periods from January 1, 1998 to the dates of consolidation is as follows:

                                                                                INTERNET
                                           PACIFIC RIM     SIGNET              ENGINEERING    STRUCTURED
                                            NETWORK,      PARTNERS,   NSNET,   ASSOCIATES,      NETWORK      ACCESSONE,
     SIX MONTHS ENDED JUNE 30, 1998           INC.          INC.       INC.       INC.       SYSTEMS, INC.      INC.
     ------------------------------       -------------   ---------   ------   -----------   -------------   ----------
Revenue:
  Internet connectivity.................      $ 73          $122       $275       $152           $318          $ 643
  Enhanced services and other...........        31            50         75         41             25            108
                                              ----          ----       ----       ----           ----          -----
      Total revenue.....................       104           172        350        193            343            751
Operating costs and expenses:
  Internet services operating costs.....        43            45        126         61            178            268
  Selling, general and administrative
    and other...........................        88           142        287        124            240            535
  Depreciation and amortization.........        10             4         27         13              7             53
                                              ----          ----       ----       ----           ----          -----
      Total costs and expenses..........       141           191        440        198            425            856
                                              ----          ----       ----       ----           ----          -----
    Earnings (loss) from operations.....       (37)          (19)       (90)        (5)           (82)          (105)
Interest income.........................        --            --         --          1              2             --
Interest expense........................        (2)           (1)        --         --             (2)           (11)
                                              ----          ----       ----       ----           ----          -----
    Earnings (loss) before income
      taxes.............................       (39)          (20)       (90)        (4)           (82)          (116)
Income taxes............................        --            --         --         --             --             --
                                              ----          ----       ----       ----           ----          -----
      Net earnings (loss)...............      $(39)         $(20)      $(90)      $ (4)          $(82)         $(116)
                                              ====          ====       ====       ====           ====          =====

                                 NATIONAL
                                 KNOWLEDGE                 FLORIDA     COMPUTING                MATRIX
                                 NETWORKS,      LI        INTERNET     ENGINEERS   STARNET,     ONLINE
                                   INC.      NET, INC.   CORPORATION     INC.       L.L.C.    MEDIA, INC.   TOTAL
                                 ---------   ---------   -----------   ---------   --------   -----------   ------
Revenue:
  Internet connectivity........    $265        $554         $435        $  914       $472        $546       $4,769
  Enhanced services and
    other......................      68         147          180           491         26         155        1,397
                                   ----        ----         ----        ------       ----        ----       ------
      Total revenue............     333         701          615         1,405        498         701        6,166
Operating costs and expenses:
  Internet services operating
    costs......................     147         299          158           373         89         187        1,974
  Selling, general and
    administrative and other...     246         408          415           873        326         437        4,121
  Depreciation and
    amortization...............       9          39           27            54         15          44          302
                                   ----        ----         ----        ------       ----        ----       ------
      Total costs and
         expenses..............     402         746          600         1,300        430         668        6,397
                                   ----        ----         ----        ------       ----        ----       ------
    Earnings (loss) from
      operations...............     (69)        (45)          15           105         68          33         (231)
Interest income................      --          --           --             9         --           1           13
Interest expense...............      --         (34)          (3)          (20)        --         (18)         (91)
                                   ----        ----         ----        ------       ----        ----       ------
    Earnings (loss) before
      income taxes.............     (69)        (79)          12            94         68          16         (309)
Income taxes...................      --          --           (4)          (28)       (20)         (5)         (57)
                                   ----        ----         ----        ------       ----        ----       ------
      Net earnings (loss)......    $(69)       $(79)        $  8        $   66       $ 48        $ 11       $ (366)
                                   ====        ====         ====        ======       ====        ====       ======

                          VERIO INC. AND SUBSIDIARIES

NOTE 9 -- ADDITIONAL PRO FORMA FINANCIAL INFORMATION -- (CONTINUED)

(C) PRO FORMA ADJUSTMENTS

     The following pro forma adjustments have been made to the condensed combined balance sheet as of June 30, 1998 and the condensed combined statement of operations for the year ended December 31, 1997 and six months ended June 30, 1998. The purchase accounting adjustments relating to the June 30, 1998 Completed Acquisitions are included in the historical consolidated balance sheet of Verio as of June 30, 1998.

          (1) To reflect cash of $45,500,000 used in connection with the acquisition of TABNet, and the allocation of the excess purchase price to goodwill in the amount of $46,170,000. It is anticipated that the Company will record a charge to operations for in-process research and development in connection with the TABNet acquisition and such charge may be significant. However, such amount is not presently determinable.

          (2) To reflect cash of $101,000,000 and the issuance of 8,670,000 shares of common stock valued at approximately $228,000,000 in connection with the acquisition of Hiway, and the allocation of the excess purchase price to goodwill in the amount of $317,468,000. It is anticipated that the Company will record a charge to operations for in-process research and development in connection with the Hiway acquisition and such charge may be material. However, such amount is not presently determinable.

          (3) To eliminate the equity accounts of the acquisitions and the accretion of preferred stock to liquidation value.

          (4) To eliminate intercompany revenue, expenses, receivables and payables.

          (5) To adjust amortization expense due to increase in carrying value of goodwill resulting from the June 30, 1998 Completed Acquisitions, using a ten-year life and additional amortization of goodwill on 1997 acquisitions for the period from January 1, 1997 through the date of acquisition as if the acquisitions had occurred as of January 1, 1997 and amortization of goodwill on 1998 acquisitions for the period from January 1, 1998 through the date of acquisition as if the acquisitions had occurred as of January 1, 1997.

          (6) To adjust amortization expense due to increase in carrying value of goodwill resulting from the TABNet and Hiway Acquisitions, using a ten-year life, as follows (in thousands):

                                                                                        SIX MONTHS
                                                                          YEAR ENDED      ENDED
                                                                         DECEMBER 31,    JUNE 30,
                                                                             1997          1998
                                                                         ------------   ----------
           TABNet......................................................    $ 4,617       $ 2,310
                                                                           =======       =======
           Hiway.......................................................    $31,747       $15,873
                                                                           =======       =======

          (7) To eliminate minority interests share of equity and equity in losses of affiliates upon acquisition of 100% ownership interests.

          (8) To eliminate income tax expense or benefit of acquired businesses due to consolidated net operating loss for the year ended December 31, 1997 and the six months ended June 30, 1998.

          (9) To reflect the issuance of 1,700,000 shares of common stock on an as converted basis for the June 30, 1998 Completed Acquisitions and the issuance of 8,670,000 shares of common stock in connection with the Hiway acquisition.

                          VERIO INC. AND SUBSIDIARIES

NOTE 10 -- FINANCIAL INFORMATION RELATING TO HIWAY ACQUISITION

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                DECEMBER 31,
                                                              ----------------    JUNE 30,
                                                               1996     1997        1998
                                                              ------   -------   -----------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents...................................  $1,588   $ 5,672     $ 5,088
Accounts receivable, net of allowance for doubtful accounts
  of $373, $1,072 and $940, respectively....................   1,380     2,550       3,352
Note receivable.............................................      --       160         160
Inventory -- equipment held for resale......................      71        35          22
Prepaid expenses and other current assets...................     237       297         363
Deferred taxes..............................................      --       342         660
                                                              ------   -------     -------
        Total current assets................................   3,276     9,056       9,645
Property and equipment, net.................................   4,813     8,706      13,126
Deposits and other..........................................      68       196         694
Investments.................................................      --       344         333
Intangible assets, net of accumulated amortization of $101,
  $318 and $424, respectively...............................   1,382     1,165       1,065
                                                              ------   -------     -------
        Total assets........................................  $9,539   $19,467     $24,863
                                                              ======   =======     =======
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $1,165   $ 1,234     $ 1,688
Accrued payroll and related liabilities.....................     265       458         851
Other accrued liabilities...................................     201       141         600
Deferred revenue............................................     981     2,578       3,851
Current portion of notes payable............................     140       225          93
Current portion of capital lease obligations................     135       251         305
                                                              ------   -------     -------
        Total current liabilities...........................   2,887     4,887       7,388
Deferred rent...............................................     105       119         400
Deferred taxes..............................................      --       307         354
Notes payable, less current portion.........................     541     4,944       4,889
Capital lease obligations, less current portion.............     237       253         300
Convertible note payable....................................     800        --          --
                                                              ------   -------     -------
        Total liabilities...................................   4,570    10,510      13,331
                                                              ------   -------     -------
Commitments (Note 8)
STOCKHOLDERS' EQUITY:
Preferred stock, convertible and redeemable, $0.001 par
  value per share: Authorized: 10,000,000 shares;
Series B: Authorized: 4,000,000 shares; Issued and
  outstanding: 2,822,000, 3,462,000 and no shares,
  respectively..............................................   3,441     4,229          --
Liquidation preference: $3,528, $4,328 and $0, respectively
Common stock, $0.001 par value per share: Authorized:
  60,000,000 shares; Issued and outstanding: 27,776,620,
  31,120,237 and 35,757,841 shares, respectively............      28        31          36
Additional paid-in capital..................................   1,584     4,209       9,477
Notes receivable from stockholders..........................      --      (889)     (1,358)
Retained earnings (accumulated deficit).....................     (84)    1,377       3,377
                                                              ------   -------     -------
        Total stockholders' equity..........................   4,969     8,957      11,532
                                                              ------   -------     -------
        Total liabilities and stockholders' equity..........  $9,539   $19,467     $24,863
                                                              ======   =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

NOTE 10 -- FINANCIAL INFORMATION RELATING TO HIWAY ACQUISITION -- (CONTINUED)

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             SIX MONTHS ENDED
                                             YEAR ENDED DECEMBER 31,             JUNE 30,
                                            --------------------------   -------------------------
                                             1995     1996      1997        1997          1998
                                            ------   -------   -------   -----------   -----------
                                                                         (UNAUDITED)   (UNAUDITED)
Revenues..................................  $2,011   $12,217   $26,185     $11,535       $18,510
                                            ------   -------   -------     -------       -------
Operating costs and expenses:
  Cost of revenues........................     231     3,233     7,213       3,366         5,288
  Sales and marketing.....................     154     2,555     3,589       1,382         2,761
  Product development and systems
     engineering..........................      97     1,005     2,112         838         1,356
  General and administrative..............   2,068     4,641     8,400       3,393         6,440
                                            ------   -------   -------     -------       -------
          Total operating costs and
            expenses......................   2,550    11,434    21,314       8,979        15,845
                                            ------   -------   -------     -------       -------
Income (loss) from operations.............    (539)      783     4,871       2,556         2,665
Other income (expense)....................      (7)       --        67          30          (387)
Interest expense, net.....................      (4)     (190)     (142)        (39)         (179)
                                            ------   -------   -------     -------       -------
Income (loss) before provision for income
  taxes...................................    (550)      593     4,796       2,547         2,099
Provision for income taxes................       1         1       361         194            99
                                            ------   -------   -------     -------       -------
Net income (loss).........................  $ (551)  $   592   $ 4,435     $ 2,353       $ 2,000
                                            ======   =======   =======     =======       =======
Basic net income (loss) per share.........  $(0.03)  $  0.02   $  0.15     $  0.08       $  0.06
                                            ======   =======   =======     =======       =======
Diluted net income (loss) per share.......  $(0.03)  $  0.02   $  0.13     $  0.07       $  0.06
                                            ======   =======   =======     =======       =======
Pro forma net income data (unaudited)
  (Note 17):
  Income (loss) before provision for
     income taxes.........................  $ (550)  $   593   $ 4,796     $ 2,547       $ 2,099
  Pro forma provision for income taxes....       1        33     1,925       1,016           843
                                            ------   -------   -------     -------       -------
Pro forma net income (loss)...............  $ (551)  $   560   $ 2,871     $ 1,531       $ 1,256
                                            ======   =======   =======     =======       =======
Pro forma basic net income (loss) per
  share...................................  $(0.03)  $  0.02   $  0.10     $  0.05       $  0.04
                                            ======   =======   =======     =======       =======
Pro forma diluted net income (loss) per
  share...................................  $(0.03)  $  0.02   $  0.08     $  0.04       $  0.03
                                            ======   =======   =======     =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

NOTE 10 -- FINANCIAL INFORMATION RELATING TO HIWAY ACQUISITION -- (CONTINUED)

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE THREE YEARS ENDED DECEMBER 31, 1997 AND SIX MONTHS ENDED JUNE 30, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  SERIES B                                               NOTES         RETAINED
                              PREFERRED STOCK         COMMON STOCK       ADDITIONAL    RECEIVABLE      EARNINGS         TOTAL
                            --------------------   -------------------    PAID-IN         FROM       (ACCUMULATED   STOCKHOLDERS'
                              SHARES     AMOUNT      SHARES     AMOUNT    CAPITAL     STOCKHOLDERS     DEFICIT)        EQUITY
                            ----------   -------   ----------   ------   ----------   ------------   ------------   -------------
BALANCES, JANUARY 1,
  1995....................          --   $    --           --    $--       $   --       $    --        $    --         $    --
Issuance of common stock
  for cash, net of
  issuance costs of $7....          --        --   22,622,141     22          990            --             --           1,012
Issuance of common stock
  for services rendered...          --        --      510,000      1           25            --             --              26
Net loss..................          --        --           --     --           --            --           (551)           (551)
                            ----------   -------   ----------    ---       ------       -------        -------         -------
BALANCES, DECEMBER 31,
  1995....................          --        --   23,132,141     23        1,015            --           (551)            487
Issuance of common stock
  and exercise of stock
  options for cash, net of
  issuance costs of $3....          --        --    4,509,479      5          430            --             --             435
Issuance of common stock
  for acquisitions........          --        --      135,000     --           67            --             --              67
Issuance of warrants......          --        --           --     --           72            --             --              72
Issuance of preferred
  stock for cash, net of
  issuance costs
  of $86..................   2,822,000     3,441           --     --           --            --             --           3,441
Net income................          --        --           --     --           --            --            592             592
Distributions by Hiway
  Florida (a Subchapter S
  corporation)............          --        --           --     --           --            --           (125)           (125)
                            ----------   -------   ----------    ---       ------       -------        -------         -------
BALANCES, DECEMBER 31,
  1996....................   2,822,000     3,441   27,776,620     28        1,584            --            (84)          4,969
Issuance of common stock
  and exercise of stock
  options for
  cash....................          --        --    2,279,503      2          544            --             --             546
Issuance of common stock
  and exercise of stock
  options for
  notes...................          --        --    1,084,114      1          608          (609)            --              --
Repurchase of common
  stock...................          --        --      (20,000)    --          (40)           --             --             (40)
Issuance of warrants for
  note....................          --        --           --     --          280          (280)            --              --
Issuance of warrant.......          --        --           --     --        1,233            --             --           1,233
Issuance of preferred
  stock for cash, net of
  issuance costs
  of $12..................     640,000       788           --     --           --            --             --             788
Net income................          --        --           --     --           --            --          4,435           4,435
Distributions by Hiway
  Florida (a Subchapter S
  corporation)............          --        --           --     --           --            --         (2,974)         (2,974)
                            ----------   -------   ----------    ---       ------       -------        -------         -------
BALANCES, DECEMBER 31,
  1997....................   3,462,000     4,229   31,120,237     31        4,209          (889)         1,377           8,957
Exercise of stock options
  for cash................          --        --      554,892      1          394            --             --             395
Exercise of stock options
  for
  notes...................          --        --      620,712      1          468          (469)            --              --
Conversion of preferred
  stock...................  (3,462,000)   (4,229)   3,462,000      3        4,226            --             --              --
Contribution from
  stockholders............          --        --           --     --          180            --             --             180
Net income................          --        --           --     --           --            --          2,000           2,000
                            ----------   -------   ----------    ---       ------       -------        -------         -------
BALANCES, JUNE 30, 1998
  (unaudited).............          --   $    --   35,757,841    $36       $9,477       $(1,358)       $ 3,377         $11,532
                            ==========   =======   ==========    ===       ======       =======        =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

NOTE 10 -- FINANCIAL INFORMATION RELATING TO HIWAY ACQUISITION -- (CONTINUED)

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                               YEAR ENDED DECEMBER 31,             JUNE 30,
                                                             ---------------------------   -------------------------
                                                              1995      1996      1997        1997          1998
                                                             -------   -------   -------   -----------   -----------
                                                                                           (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................  $  (551)  $   592   $ 4,435     $ 2,353       $ 2,000
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization............................       87       608     1,371         523         1,139
  Amortization of intangibles..............................       --       101       217         111           106
  Services rendered in exchange for common stock...........       26        --        --          --            --
  Provision for doubtful accounts..........................        8       365       699         152          (132)
  Loss (gain) on sale and trade-in of property and
    equipment..............................................       --        39         2          --          (134)
  Equity in earnings of foreign resellers..................       --        --        --          --           (13)
  Amortization of discount on convertible debt.............       --        72        --          --           150
  Deferred taxes...........................................       --        --       (35)         --          (443)
  Changes in operating assets and liabilities:
    Accounts receivable....................................      (92)   (1,660)   (1,869)       (579)         (671)
    Inventory..............................................      (30)      (41)       36          10            13
    Prepaid expenses and other current assets..............       (4)     (233)      (60)        (80)          (66)
    Deposits...............................................      (34)      (15)     (128)        (85)         (504)
    Accounts payable.......................................      360       804        69          59           453
    Accrued liabilities....................................      150       316       133         323         1,024
    Deferred revenue.......................................      115       866     1,597         854         1,273
    Deferred rent..........................................       57        48        14           6           281
                                                             -------   -------   -------     -------       -------
        Net cash provided by operating activities..........       92     1,862     6,481       3,647         4,476
                                                             -------   -------   -------     -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment...............       --        47         7          --             2
Purchases of property and equipment........................   (1,047)   (3,491)   (4,955)     (2,003)       (5,229)
Issuance of note receivable................................       --        --      (160)         --            --
Purchase of investments....................................       --        --      (344)         --           (26)
Acquisitions...............................................       --    (1,312)       --          --            --
                                                             -------   -------   -------     -------       -------
        Net cash used in investing activities..............   (1,047)   (4,756)   (5,452)     (2,003)       (5,253)
                                                             -------   -------   -------     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.....................    1,012       422       500         500            --
Proceeds from exercise of stock options....................       --        13        46           9           395
Proceeds from issuance of preferred stock..................       --     3,441       788         788            --
Repurchase of common stock.................................       --        --       (40)         --            --
Proceeds from (repayment of) convertible notes.............       --       800      (800)       (800)           --
Proceeds from notes payable................................       --        43     5,912          --            --
Principal payments on notes payable........................       --       (79)     (190)        (77)         (285)
Proceeds from stockholder loans............................        9        --        --          --            --
Repayment of stockholder loans.............................       (8)      (21)       --          --            --
Loans to stockholder.......................................       --        --        --        (250)           --
Principal payment on capital lease obligations.............       (3)      (67)     (187)        (76)          (97)
Distributions to stockholders..............................       --      (125)   (2,974)     (1,219)           --
Contribution from stockholders.............................       --        --        --          --           180
                                                             -------   -------   -------     -------       -------
        Net cash provided by (used in) financing
          activities.......................................    1,010     4,427     3,055      (1,125)          193
                                                             -------   -------   -------     -------       -------
Net increase (decrease) in cash and cash equivalents.......       55     1,533     4,084         519          (584)
Cash and cash equivalents, beginning of period.............       --        55     1,588       1,588         5,672
                                                             -------   -------   -------     -------       -------
Cash and cash equivalents, end of period...................  $    55   $ 1,588   $ 5,672     $ 2,107       $ 5,088
                                                             =======   =======   =======     =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (INFORMATION WITH RESPECT TO JUNE 30, 1998 AND THE SIX MONTHS ENDED JUNE 30,
                          1997 AND 1998 IS UNAUDITED)
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

1. COMPANY BACKGROUND

     Hiway Technologies, Inc. (the Company), formerly Best Internet Communications, Inc. (Best), was incorporated in California on September 21, 1994. Activity from September 21, 1994 (date of inception) to December 31, 1994 resulted in revenues of $20 and a net loss of $46, which have been included in the results for the year ended December 31, 1995. On May 27, 1998, Best merged with Hiway Technologies, Inc. (Hiway Florida), a company based in Florida, and is currently doing business as Hiway Technologies, Inc. Hiway Florida was formed on April 6, 1995 and operated as a Subchapter S corporation.

     The Company is a leading global provider of Web hosting and related enhanced Internet services to small and medium sized businesses. The Company focuses on delivering high-quality, reliable and flexible services that are backed by 24 X 7 customer support.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The Company has minority investments in certain of its foreign resellers. The activities of these entities are not significant.

  Management Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents:

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. These instruments are stated at cost, which approximates fair value.

  Fair Value of Financial Instruments:

     Carrying amounts of certain financial instruments held by the Company including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable and capital lease obligations approximates fair value.

  Inventory:

     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market, and consists primarily of third party equipment for resale.

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Property and Equipment:

     Property and equipment is stated at cost and is depreciated on a straight line basis over their estimated useful lives of five to seven years. Leasehold improvements are amortized over the length of the lease or estimated useful life, whichever is less. Major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the life of the assets are charged to expense. In the period assets are retired or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss on disposal is included in results of operations.

  Intangible Assets:

     Intangible assets consist of goodwill which arose from the acquisition of two Internet service providers in 1996 (see Note 4) and is being amortized on a straight-line basis over seven years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstance indicate that the carrying amount may not be recoverable.

  Revenue Recognition:

     Revenues consist primarily of Web hosting and Internet service fees, set-up fees and equipment sales. The Company generally sells its Web hosting services for contractual periods ranging from one to three months. Revenues from these services are recognized ratably over the contractual period. Internet service fees consist of fixed monthly amounts that are recognized as the service is provided. Payments received in advance of providing services are deferred until the period such services are provided. Set-up fees and equipment sales are recognized when the set-up services are performed.

  Advertising:

     The Company charges advertising costs to expense as they are incurred. Advertising expense for the years ended December 31, 1995, 1996 and 1997 was $113, $988 and $1,353, respectively.

  Product Development:

     Product development expenses are charged to operations as incurred.

  Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to affect taxable income. Valuation allowances are established when, in management's estimate, there is uncertainty over the recovery of deferred tax assets. The provision for income tax is comprised of taxes payable for the current period, plus the net change in deferred tax amounts during the period.

     Income taxes are recognized in these consolidated financial statements for the operations of Best which was a C Corporation during all periods presented. Because Hiway Florida was a Subchapter S corporation during all periods presented, the income taxes for Hiway Florida's operations were the responsibility of that company's stockholders. Pro forma income tax expenses, as though both Best and Hiway Florida reported on a combined basis as a C corporation is disclosed in Note 17.

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Unaudited Interim Financial Information:

     The accompanying interim balance sheet as of June 30, 1998 and the statements of operations and cash flows for the six months ended June 30, 1997 and 1998 together with the related notes are unaudited but include all adjustments, consisting of only normal recurring adjustments, which the Company considers necessary to present fairly, in all material respects, the financial position, as of June 30, 1998 and the results of operations and cash flows for the six months ended June 30, 1997 and 1998. Results for the six months ended June 30, 1997 and 1998 are not necessarily indicative of results for an entire year.

  Recent Accounting Pronouncements:

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for the year ending December 31, 1998.

     In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company is reviewing the impact of SOP 98-1, which will be effective for the year ending December 31, 1999.

3. BUSINESS RISKS AND CREDIT CONCENTRATION

     The Company operates in the intensely competitive Internet industry which is characterized by rapid technological change, short product life cycles, and heightened competition. Significant technological changes in the industry could affect operating results adversely.

     Financial instruments that potentially subject the Company to concentrations of credit risk comprise principally cash and cash equivalents, trade accounts receivable, and other receivables and deposits. As of December 31, 1997, the Company's cash and cash equivalents are deposited with numerous domestic financial institutions. With respect to accounts receivable, the Company's customer base is dispersed across many different geographic areas. The Company monitors customers' payment history and establishes reserves for bad debt as warranted. In addition to individual customers, the Company also provides Web hosting services to resellers who in turn provide services to their own customers.

4. MERGERS AND ACQUISITIONS

  Merger with Hiway Florida:

     On May 27, 1998, the Company merged with Hiway Florida, a provider of Web hosting services. Under the terms of the merger agreement, each share of Hiway Florida common stock was exchanged for 4.1374 shares of the Company's common stock. The Company issued approximately 21.8 million shares of common stock in exchange for all the outstanding shares of Hiway Florida. The Company also assumed and exchanged all options and warrants to purchase Hiway Florida stock for options and warrants to purchase approximately 3 million shares of the Company's common stock. The transaction was accounted for as a pooling of interest and accordingly the Company's financial statements have been restated to include the results of Hiway Florida for all periods presented.

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Separate and combined results of operations for the periods prior to the merger are as follows:

                                                                                 SIX
                                                                                MONTHS
                                                   YEAR ENDED DECEMBER 31,      ENDED
                                                  --------------------------   JUNE 30,
                                                   1995     1996      1997       1998
                                                  ------   -------   -------   --------
Revenues:
  Best..........................................  $1,965   $ 9,517   $15,785   $ 9,333
  Hiway Florida.................................      46     2,700    10,400     9,177
                                                  ------   -------   -------   -------
  Combined......................................  $2,011   $12,217   $26,185   $18,510
                                                  ======   =======   =======   =======
Net income (loss) -- historical:
  Best..........................................  $ (566)  $  (474)  $ 1,662   $   365
  Hiway Florida.................................      15     1,138     2,773     1,635
                                                  ------   -------   -------   -------
  Combined......................................  $ (551)  $   664   $ 4,435   $ 2,000
                                                  ======   =======   =======   =======

  Other Acquisitions:

     In July 1996, the Company acquired certain assets and the ongoing operations of two Internet service providers for a total of $2,076. The aggregate purchase price comprised $1,312 in cash, $697 in notes payable to sellers, and 135,000 shares of common stock valued at $67. The purchase price was allocated to the net tangible assets acquired ($593) and to goodwill ($1,483).

5. NOTE RECEIVABLE

     The note receivable is due from one of the Company's partners in a foreign reseller. The note is uncollateralized, bears interest at the rate of 12% and is due on demand.

6. PROPERTY AND EQUIPMENT

                                                             DECEMBER 31,
                                                            ---------------   JUNE 30,
                                                             1996     1997      1998
                                                            ------   ------   --------
Network, computer equipment and software..................  $4,661   $8,841   $11,559
Furniture and fixtures....................................     124      471       698
Leasehold improvements....................................     566    1,199     1,264
Construction in progress..................................      --       --     1,972
Other.....................................................     148      252       602
                                                            ------   ------   -------
                                                             5,499   10,763    16,095
Less accumulated depreciation and amortization............     686    2,057     2,969
                                                            ------   ------   -------
                                                            $4,813   $8,706   $13,126
                                                            ======   ======   =======

     Included in network and computer equipment are $490, $776 and $799 of equipment acquired under capital leases at December 31, 1996 and 1997 and June 30, 1998, respectively. Accumulated amortization related to such capital leases was $40, $158 and $238 at December 31, 1996 and 1997 and June 30, 1998,
respectively. Network and computer equipment also includes $1,064 and $276 of equipment not yet placed in service at December 31, 1997 and June 30, 1998, respectively.

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. CAPITAL LEASE OBLIGATIONS

     The Company leases network equipment under several capital leases. The agreements require the Company to maintain liability and property insurance. Capital leases at December 31, 1997 expire at various dates through September 2000 and bear interest ranging from 5.8% to 18.5%. Future minimum lease payments as of December 31, 1997 are as follows:

1998........................................................   $284
1999........................................................    209
2000........................................................     58
                                                               ----
                                                                551
Less amount representing interest...........................     47
                                                               ----
Present value of minimum lease payments.....................    504
Less current portion........................................    251
                                                               ----
                                                               $253
                                                               ====

8. COMMITMENTS

     The Company rents office facilities and equipment under several operating leases which expire at various times through May 2005. Rent expense charged to operations was $155, $345 and $670 for the years ended December 31, 1995, 1996, and 1997, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

1998........................................................   $  786
1999........................................................      861
2000........................................................    1,148
2001........................................................    1,140
2002........................................................      977
Thereafter..................................................    1,818
                                                               ------
          Total commitments.................................   $6,730
                                                               ======

9. NOTES PAYABLE

     Notes payable comprise the following:

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              ----   ------
Seller notes................................................  $649   $  475
Bank notes..................................................    32      927
Senior unsecured notes......................................    --    3,767
                                                              ----   ------
                                                               681    5,169
Less current portion........................................   140      225
                                                              ----   ------
                                                              $541   $4,944
                                                              ====   ======

     The seller notes bear interest at 8% per annum and are repayable in monthly equal installments through July 2001. These notes resulted from the acquisitions made in 1996 (see Note 4).

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The bank notes bear interest at 9.75% to 10% per annum and are repayable in equal monthly installments through October 2001. The bank notes are collateralized by the Company's assets and require the Company to comply with certain covenants including a minimum quick ratio, a minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth, a minimum monthly subscriber additions to disconnections ratio, and minimum cash requirements. The Company also has an unused line of credit with this bank in the amount of $500. The line of credit bears interest at 1% above the bank's prime rate, and advances are limited to 75% of eligible accounts receivable.

     On December 19, 1997, the Company issued $5,000 of 5% Senior Unsecured Notes (the Notes) with detachable warrants to purchase 1,654,952 shares of common stock. The warrants can be exercised for $3.02 per share, at any time after December 19, 1997. The Notes are uncollateralized and bear interest at 5% from December 19, 1997 until January 1, 2000 and then bear interest at 9% through maturity on December 31, 2002. Quarterly payments of interest only are due beginning March 31, 1998 with the outstanding principal balance due on December 31, 2002. The notes may be prepaid at the option of the Company, subject to certain conditions, at a premium of ten percent.

     In connection with the issuance of the Notes and warrants, the Company attributed a portion of the proceeds to the warrants, which has been recorded as additional paid in capital and as a reduction to the face amount of the Notes, thereby increasing effective interest to 13.895% and increasing interest expense for the year ended December 31, 1997 to $42. The value of the warrants was determined by discounting the debt using an assumed interest rate of 12%.

     Future payments of the notes payable as of December 31, 1997 are as follows:

1998........................................................   $  225
1999........................................................      437
2000........................................................      448
2001........................................................      292
2002........................................................    3,767
                                                               ------
                                                               $5,169
                                                               ======

10. CONVERTIBLE NOTE

     In January 1996, the Company issued two convertible notes in the amounts of $200,000 and $800,000. In connection with the $200,000 note, the Company issued a warrant to purchase 100,000 shares of common stock at $0.50 per share to the noteholder. In connection with the $800,000 note, the Company issued warrants to purchase 266,667 and 133,333 shares of common stock at $0.50 per share to the noteholder and the guarantor of the note, respectively.

     In July 1996, the Company repaid the $200,000 convertible note. The $800,000 convertible note was repaid in March 1997 and the warrant issued to the noteholder to purchase 266,667 shares of common stock was replaced by a warrant to purchase 200,000 shares of common stock at $0.50 per share. In addition, the warrant held by the guarantor of the note was canceled.

     The Company recorded the fair value of the warrants as a discount against the related convertible notes with a corresponding amount credited to additional paid-in capital. Amortization of the debt discount totalled $72 in 1996 and was insignificant in 1997.

11. NOTES RECEIVABLE FROM STOCKHOLDERS

     Notes receivable from stockholders comprise loans made to stockholders in connection with the exercise of options for the Company's common stock or to purchase the Company's common stock. The loans are with full recourse and bear interest at rates from 2% above prime to 8.5%. The loans are due between 1998 to 2000.

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company also issued a warrant to purchase 1,160,164 shares of common stock at $2.78 per share to a stockholder in return for a promissory note in the amount of $280. The note bears interest at prime and is due in 2000.

12. STOCKHOLDERS' EQUITY

  Preferred Stock

     In connection with the issuance of convertible promissory notes in 1996, the Board of Directors designated 500,000 shares of the Serial preferred stock as Series A preferred stock. As at December 31, 1997, the convertible promissory notes had been repaid by the Company and there were no conversions into the Series A preferred stock.

     In 1996, the Board of Directors designated 4,000,000 shares of the Serial preferred stock as Series B preferred stock. These shares were issued and sold by the Company in July 1996 and March 1997 to independent third party investors. Effective May 27, 1998, all of the outstanding shares of Series B preferred stock were converted into 3,462,000 shares of common stock.

  Warrants

     In 1996 and 1997, the Company issued warrants to purchase common stock to investors and lenders. At December 31, 1997 such warrants were as follows:

SHARES OF     EXERCISE    EXPIRATION
COMMON STOCK   PRICE         DATE                           PURPOSE OF WARRANT
------------  --------    ----------                        ------------------
   100,000     $0.50      January 2001   Issued in connection with $200 convertible note
   200,000     $0.50      January 2001   Issued in connection with $800 convertible note
 1,160,164     $2.78     December 2000   Issued to stockholder in return for $280 promissory note
 1,654,952     $3.02     December 2002   Issued in connection with $5,000 senior unsecured notes

13. STOCK OPTION PLANS

     Under the Company's 1996 Stock Option Plan, as amended, (the Plan) the Company could issue incentive options to employees at prices not lower than fair market value at the date of grant, as determined by the Board of Directors. Supplemental stock options (options that do not qualify as incentive stock option) could be granted to employees, directors and consultants, at prices not lower than 85% of fair market value at the date of grant, as determined by the Board of Directors. The Board also had the authority to set the term of the options (no longer than ten years from date of grant). Options granted generally vest over three to four years. Unexercised options expire at least 30 days after termination of employment with the Company.

     In April 1998, the Board of Directors and the stockholders approved the adoption of a 1998 Equity Incentive Plan (the 1998 Plan) which serves as the successor of the 1996 Stock Option Plan. As amended through July 1998, the Company has reserved, subject to stockholder approval, a total of 4,000,000 shares of common stock. In June 1998, the Board also adopted the 1998 Directors Stock Option Plan and reserved a total of 600,000 shares of common stock for issuance thereunder. The amended and restated 1998 Plan and the 1998 Directors Stock Option Plan are subject to the stockholders' approval.

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Activity under the Plans is as follows:

                                                         OUTSTANDING OPTIONS
                                 --------------------------------------------------------------------
                                   SHARES       NUMBER                                    WEIGHTED
                                 AVAILABLE        OF         EXERCISE     AGGREGATE       AVERAGE
                                 FOR GRANT      SHARES        PRICE         PRICE      EXERCISE PRICE
                                 ----------   ----------   ------------   ----------   --------------
Options reserved at Plan
  inception....................   4,000,000           --
Options granted................  (1,156,500)   1,156,500   $ 0.05-$0.50   $  149,564       $ 0.13
                                 ----------   ----------   ------------   ----------       ------
Balances, December 31, 1995....   2,843,500    1,156,500                     149,564       $ 0.13
Options granted................  (2,721,500)   2,721,500   $ 0.50-$0.75    1,549,955       $ 0.57
Options exercised..............          --     (178,944)  $ 0.05-$0.50      (20,012)      $ 0.11
Options canceled...............     592,832     (592,832)  $ 0.10-$0.50     (214,015)      $ 0.36
                                 ----------   ----------   ------------   ----------       ------
Balances, December 31, 1996....     714,832    3,106,224                   1,465,492       $ 0.47
Options granted................  (1,508,156)   1,508,156   $ 0.36-$3.00    1,459,085       $ 0.97
Options exercised..............          --   (1,079,986)  $ 0.05-$1.25     (444,347)      $ 0.41
Options canceled...............   1,419,330   (1,419,350)  $ 0.50-$1.25     (727,566)      $ 0.51
                                 ----------   ----------   ------------   ----------       ------
Balances, December 31, 1997....     626,006    2,115,044                   1,752,664       $ 0.83
Options reserved under new
  Plan.........................   4,000,000           --
Cancellation of shares
  available for grant under old
  Plan.........................    (578,506)          --
Options granted................    (611,150)     611,150   $ 3.00-$6.00    3,496,663       $ 5.72
Options exercised..............          --   (1,175,604)  $ 0.25-$2.00     (857,022)      $ 0.73
Options canceled...............          --     (105,764)  $ 0.50-$3.00     (127,729)      $ 1.21
                                 ----------   ----------   ------------   ----------       ------
Balances, June 30, 1998........   3,436,350    1,444,826                  $4,264,576       $ 2.95
                                 ==========   ==========                  ==========       ======

     The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                                              OPTIONS OUTSTANDING                        OPTIONS CURRENTLY
                               --------------------------------------------------           EXERCISABLE
                                                 WEIGHTED                           ----------------------------
                                                 AVERAGE            WEIGHTED                         WEIGHTED
                                NUMBER OF       REMAINING            AVERAGE          NUMBER         AVERAGE
EXERCISE PRICE                 OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
--------------                 -----------   ----------------   -----------------   -----------   --------------
$0.10........................     140,000          7.07               $0.10           140,000         $0.10
$0.25........................      46,000          7.50               $0.25            46,000         $0.25
$0.36........................     206,865          9.45               $0.36            68,958         $0.36
$0.50........................     240,116          8.62               $0.50            81,200         $0.50
$0.75........................   1,054,318          9.04               $0.75           212,034         $0.75
$1.25........................     108,750          9.47               $1.25            10,680         $1.25
$1.75........................     172,495          9.84               $1.75             1,980         $1.75
$2.00........................     128,000          9.84               $2.00                --            --
$3.00........................      18,500          9.92               $3.00                --            --
                                ---------                                             -------         -----
                                2,115,044                                             560,852         $0.48
                                =========                                             =======         =====

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following information concerning the Company's stock option plan is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for the plan in accordance with APB No. 25 and related Interpretations.

     The fair value of each option grant has been estimated on the date of grant using the minimum value method with the following assumptions:

                                                               1996      1997
                                                              -------   -------
Risk-free interest rates....................................     6.55%     6.25%
Expected volatility.........................................        0%        0%
Expected life...............................................  5 years   5 years
Dividends...................................................     None      None

     The weighted average fair value of the options granted in 1996 and 1997 was $0.42 and $0.77, respectively.

     The following pro forma net income (loss) information has been prepared as if the Company had followed the provisions of SFAS No. 123:

                                                              1996    1997
                                                              ----   ------
Net income:
  As reported (pro forma)...................................  $560   $2,871
  Pro forma.................................................  $441   $2,600

     These pro forma amounts may not be representative of the effects on reported net income (loss) for future years as options vest over several years and additional awards are generally made each year.

14. INCOME TAXES

     The Company's provision for income taxes for the year ended December 31, 1997 is as follows:

Current provision:
  Federal...................................................   $(314)
  State.....................................................     (81)
                                                               -----
                                                                (395)
                                                               -----
Deferred benefit:
  Federal...................................................      33
  State.....................................................       1
                                                               -----
                                                                  34
                                                               -----
Provision for income taxes..................................   $(361)
                                                               =====

     The Company recorded a $1 tax provision for both years ended December 31, 1995 and 1996 for minimum state income tax. No other income taxes were payable since Best incurred losses during these periods and Hiway Florida operated as a Subchapter S corporation (see Note 17 for pro forma provision for income tax).

     The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Since the Company underwent a change in ownership during 1996 as defined in the Internal Revenue Code, the net operating loss carryforwards of $995 and $940 at December 31, 1996 for Federal and California purposes, respectively, could not be fully

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

utilized in 1997. At December 31, 1997 the Company had net operating loss carryforwards of approximately $49 and $47 for Federal and California purposes, respectively. These carryforwards expire in 2003 through 2012 if not utilized beforehand.

     The Company's deferred income taxes are as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              1996    1997
                                                              -----   -----
Deferred tax assets (current):
  Net operating losses......................................  $ 426   $  21
  Allowance for doubtful accounts...........................    144     208
  Deferred rent.............................................     45      51
  Accrued liabilities.......................................     33      35
  Other.....................................................      1      28
Deferred tax assets (non-current):
  Amortization..............................................     30      72
                                                              -----   -----
  Deferred tax assets.......................................    679     415
Deferred tax liabilities (non-current):
  Depreciation..............................................   (239)   (380)
  Other.....................................................    (30)     --
                                                              -----   -----
Deferred tax liabilities....................................   (269)   (380)
Valuation allowance.........................................   (410)     --
                                                              -----   -----
          Net deferred tax asset............................  $  --   $  35
                                                              =====   =====

     The deferred tax valuation allowance decreased by $410 in 1997 as management determined that the net deferred tax asset as of December 31, 1997 was more likely to be realized than not.

     The following schedule reconciles the differences between the federal income tax rate and the effective income tax rate for the year ended December 31, 1997:

Statutory rate..............................................    34.0%
State taxes, net............................................     1.1
Change in valuation allowance...............................    (8.5)
Effect of income not subject to income taxes due to Hiway
  Florida's Subchapter S status.............................   (19.7)
Other.......................................................     0.6
                                                               -----
Effective tax rate..........................................     7.5%
                                                               =====

15. EMPLOYEE BENEFIT PLAN

     In September 1995, the Company adopted a 401(k) Plan which qualifies under
Section 401(k) of the Internal Revenue Code of 1986. The Plan provides retirement benefits through tax deferred salary deductions for all eligible employees meeting certain age and service requirements. The Company may make discretionary matching contributions on behalf of employees. All employee contributions are 100% vested. The Company did not make any contribution to the Plan during the years ended December 31, 1995, 1996 or 1997.

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1995     1996      1997
                                                              -----    -----    -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Taxes paid................................................   $ 1     $ 56     $  283
  Interest paid.............................................     4      103        122
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITY:
  Note payable issued for rent deposit......................    18      406         --
  Equipment purchased under capital lease...................    36      490        286
  Common stock issued in acquisitions.......................    --       67         --
  Note issued in acquisitions...............................    --      697         --
  Shareholders contributions of equipment in exchange for
     stockholder loans payable..............................    21       --         --
  Allowances on trade in of equipment.......................    --       34         --
  Exercise of stock options for notes.......................    --       --        409
  Issuance of common stock for note.........................    --       --        200
  Issuance of warrant for note..............................    --       --        280
  Issuance of warrant.......................................    --       72      1,233

17. UNAUDITED PRO FORMA DATA

     The statement of operations includes a pro forma provision for income taxes to reflect income tax expense as if both entities in the merged company, Best and Hiway Florida (which operated as a Subchapter S corporation), had been a C corporation on a combined basis for all periods presented. The components of the pro forma provision for income taxes consisted of:

                                                                             SIX MONTHS
                                                 YEAR ENDED DECEMBER 31,   ENDED JUNE 30,
                                                 -----------------------   ---------------
                                                 1995    1996     1997      1997     1998
                                                 -----   -----   -------   -------   -----
Current provision:
  Federal......................................   $--    $ 79    $1,636    $  863    $641
  State........................................     1      22       428       226     204
                                                  ---    ----    ------    ------    ----
                                                    1     101     2,064     1,089     845
                                                  ---    ----    ------    ------    ----
Deferred provision (benefit):
  Federal......................................    --     (58)     (138)      (72)     15
  State........................................    --     (10)       (1)       (1)    (17)
                                                  ---    ----    ------    ------    ----
                                                   --     (68)     (139)      (73)     (2)
                                                  ---    ----    ------    ------    ----
Pro forma provision for income taxes...........   $ 1    $ 33    $1,925    $1,016    $843
                                                  ===    ====    ======    ======    ====

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18. EARNINGS PER SHARE (EPS) DISCLOSURES

     In accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," a reconciliation of the numerator and denominator of basic and diluted EPS is provided as follows.

                                       YEAR ENDED DECEMBER 31,           SIX MONTHS ENDED JUNE 30,
                               ---------------------------------------   -------------------------
                                  1995          1996          1997          1997          1998
                               -----------   -----------   -----------   -----------   -----------
Numerator -- Basic EPS
Historical net income
  (loss).....................  $      (551)  $       592   $     4,435   $     2,353   $     2,000
                               ===========   ===========   ===========   ===========   ===========
Pro forma net income (loss)
  (unaudited)................  $      (551)  $       560   $     2,871   $     1,531   $     1,256
                               ===========   ===========   ===========   ===========   ===========
Denominator -- Basic EPS
  Weighted average common
     stock outstanding.......   16,871,100    25,877,800    30,020,460    29,782,440    32,301,080
                               ===========   ===========   ===========   ===========   ===========
Basic earnings (loss) per
  share -- Historical........  $     (0.03)  $      0.02   $      0.15   $      0.08   $      0.06
                               ===========   ===========   ===========   ===========   ===========
        -- Pro forma.........  $     (0.03)  $      0.02   $      0.10   $      0.05   $      0.04
                               ===========   ===========   ===========   ===========   ===========
Numerator -- Diluted EPS
Historical net income
  (loss).....................  $      (551)  $       592   $     4,435   $     2,353   $     2,000
  Interest on convertible
     debt (net of related tax
     effect).................           --            28             6            --            --
                               -----------   -----------   -----------   -----------   -----------
Historical net income
  (loss).....................  $      (551)  $       620   $     4,441   $     2,353   $     2,000
                               ===========   ===========   ===========   ===========   ===========
  Pro forma net income (loss)
     (unaudited).............  $      (551)  $       560   $     2,871   $     1,531   $     1,256
  Interest on convertible
     debt (net of related tax
     effect).................           --            28             6            --            --
                               -----------   -----------   -----------   -----------   -----------
Pro forma net income (loss)
  (unaudited)................  $      (551)  $       588   $     2,877   $     1,531   $     1,256
                               ===========   ===========   ===========   ===========   ===========
Denominator -- Diluted EPS
Denominator -- Basic EPS.....   16,871,100    25,877,800    30,020,460    29,782,440    32,301,080
Effect of Dilutive
  Securities:
  Common stock options.......           --       885,680     1,419,380     1,176,680       963,440
  Warrants...................           --        68,460       142,100       135,000       438,640
  Convertible preferred
     stock...................           --     1,293,420     3,212,000     3,078,660     2,596,500
  Convertible debt...........           --       383,340        83,340            --            --
                               -----------   -----------   -----------   -----------   -----------
                                16,871,100    28,508,700    34,877,280    34,172,780    36,299,660
                               ===========   ===========   ===========   ===========   ===========
Diluted earnings (loss) per
  share -- Historical........  $     (0.03)  $      0.02   $      0.13   $      0.07   $      0.06
                               ===========   ===========   ===========   ===========   ===========
        -- Pro forma.........  $     (0.03)  $      0.02   $      0.08   $      0.04   $      0.03
                               ===========   ===========   ===========   ===========   ===========

     For the years ended December 31, 1995, stock options, preferred stock, convertible debt and warrants and in 1996 and 1997, convertible debt and certain warrants were excluded from the determination of the diluted EPS since their effect would have been antidilutive.

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

19. SEGMENT REPORTING

     The Company operates in one industry segment.

     The distribution of revenues by geographic area was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1995     1996      1997
                                                           ------   -------   -------
North America............................................  $2,011   $11,052   $22,507
Europe...................................................      --       593     2,194
Rest of the world........................................      --       572     1,484
                                                           ------   -------   -------
                                                           $2,011   $12,217   $26,185
                                                           ======   =======   =======

20. REINCORPORATION AND SUBSEQUENT EVENTS (UNAUDITED)

     In June 1998, the Board of Directors approved the reincorporation of the Company in Delaware. The reincorporation is subject to the stockholders' approval. Under the new Certificate of Incorporation in Delaware, the Company is authorized to issue 60,000,000 shares of common stock at $0.001 par value and 10,000,000 shares of preferred stock at $0.001 par value. The Board also adopted the 1998 Employee Stock Purchase Plan, reserving 1,000,000 shares of common stock for issuance thereunder.

     In June 1998, the Board of Directors authorized management of the Company to file a Registration Statement with the Securities and Exchange Commission relating to a public offering of the Company's common stock.

     In July 1998, the Company authorized a one-for-two reverse stock split that will be effective upon the Company's reincorporation in Delaware and authorized an increase to 4,000,000 in the number of shares of common stock reserved for issuance under the 1998 Equity Incentive Plan.

     In July 1998, the Board of Directors approved the sale of the Company to Verio, a leading provider of Internet services. As a result of this transaction, the one-for-two reverse stock split has not been reflected in the accompanying financial statements. In addition, the Company suspended its public offering of common stock.

21. UNCERTAINTY RELATING TO BASIS OF PRESENTATION OF FINANCIAL STATEMENTS (UNAUDITED)

     The accompanying financial statements have been restated to account for the acquisition of Hiway Florida as a pooling of interests. In connection with the review of the financial statements by the Securities and Exchange Commission ("the Commission"), the Commission raised certain questions concerning the pooling of interests accounting treatment. These questions had not been resolved when the Company suspended the registration process. In connection with registration statements that might be filed by Verio in the future, these financial statements may also be filed with the Commission. In the course of the review of any of such registration statements, the Commission may raise the same questions. In the event that Hiway does not prevail in the assertion that the pooling of interests accounting treatment is appropriate, the Commission may require that the financial statements be restated to account for the acquisition as a purchase.

     Under the purchase method of accounting, the fair value of the stock issued in the transaction, plus any acquisition costs, would be allocated among the assets and liabilities acquired. In addition, because the shareholders of Hiway Florida became the owners of approximately 62.5% of the combined company, the acquisition would be treated, for accounting purposes, as an acquisition of Best by Hiway Florida. Accordingly, the historical financial statements presented would be those of Hiway Florida and would include the results of operations of Best only from the date of the merger (May 27, 1998).

                            HIWAY TECHNOLOGIES, INC.
                 (FORMERLY BEST INTERNET COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Under the purchase method of accounting, the deemed purchase price of Best by Highway Florida would have been approximately $41.0 million which would have been allocated over the fair value of the assets and liabilities of Best resulting in goodwill of approximately $33.0 million.

     The following table reflects what the revenues and net income, and total assets, liabilities and stockholder's equity on a historical (assuming the merger had been accounted for as a purchase of Best by Hiway Florida) and proforma basis in 1997 and 1998 would have been had the merger been accounted for as a purchase. The proforma information reflects the amortization of goodwill over 10 years as if the merger had taken place at the beginning of each period for net income and at the balance sheet date for the December 31, 1997 balance sheet.

     Actual purchase price adjustments might be adjusted based upon, among other things, the potential recognition of charges for in-process research and development.

                                                                                    SIX MONTHS ENDED
                                                             1997                     JUNE 30, 1998
                                                  ---------------------------   -------------------------
                                                   HISTORICAL     PRO FORMA      HISTORICAL*    PRO FORMA
                                                  ------------   ------------   -------------   ---------
Revenues........................................     10,400         26,185         10,806        18,510
Net income......................................      2,773          1,135          1,561           350

                                                  DECEMBER 31,   DECEMBER 31,
                                                      1997           1997       JUNE 30, 1998
                                                  ------------   ------------   -------------
Total assets....................................      9,293         52,467         57,588**
Total liabilities...............................      6,509         10,510         13,331**
Stockholders' equity............................      2,784         41,957         44,257**

---------------

 * Includes Best results for June 1998.

** No pro forma balance sheet is included for June 30, 1998 as the acquisition is reflected in the historical balance sheet.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Unless the context otherwise requires, references herein to "Verio" or the "Company" are to Verio Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

     Verio is a leading provider of Internet connectivity and enhanced Internet services to small and medium sized businesses. Since its inception in March 1996, the Company has rapidly established a national presence through the acquisition, integration, and growth of local Internet service providers ("ISPs") with a business customer focus. Verio believes that small and medium sized businesses represent an attractive target market for the provision of Internet services due to this market's low current penetration levels and customer churn, and the expanding Internet needs of these businesses. The Company believes it has a unique competitive advantage in serving small and medium sized business customers through the combination of the technical competency and hands-on support provided through its local sales and engineering personnel with the quality and economic efficiency of Verio's national network, operational infrastructure and financial strength. Verio has quickly built critical mass by acquiring the stock or assets of, or making significant investments in, over 40 ISPs that provide a comprehensive range of Internet connectivity and enhanced products and services to over 125,000 customer accounts providing locally based sales and engineering support in 38 of the top 50 MSAs in the country. Verio and its consolidated subsidiaries had total revenue of approximately $28.5 million for the three-month period ended June 30, 1998. With the additional ISP operations acquired since that date, and taking into account all of the revenue for the entire three-month period ended June 30, 1998, of all ISP operations acquired as of August 11, 1998, the pro forma combined revenue for that three-month period would have been approximately $34.0 million. Combined revenue includes the revenue of all of the ISPs that were owned 51% or more on or before August 11, 1998. Recently, the Company announced that it had executed an agreement with Best Internet Communications, Inc. d/b/a Hiway Technologies ("Hiway"), pursuant to which the Company will acquire all of the outstanding stock of Hiway (the "Hiway Acquisition"). The completion of the Hiway Acquisition, which the Company currently expects to complete in the fourth quarter of 1998 (subject to the satisfaction of various closing conditions) would bring the Company's pro forma combined revenues for the three months ended June 30, 1998 to approximately $43.7 million.

     Initially, Verio's strategy was to acquire 51% to 100% of a large regional ISP, and a minority interest in smaller ISPs within designated geographic regions. Verio now generally seeks to acquire 100% of new ISPs, and is consolidating the ownership, and integrating the management teams, network operations and marketing efforts within each particular region. While some one-time costs are incurred in these consolidation efforts, Verio believes that the combined organizations will be able to increase revenue faster and more cost effectively. 100% ownership of its ISP operations facilitates the introduction of the Verio brand name, a suite of nationwide product offerings, and the transition of all operations onto Verio's national network and financial systems. During the three months ended June 30, 1998, the Company completed the acquisition of all the remaining equity ("Buyout") of three of its initially non-wholly owned ISPs, including Structured Network Systems, Inc., Compute Intensive Inc., and Internet Online, Inc. The Company has the contractual right to effect the Buyout of the one remaining ISP in which it does not currently hold 100% ownership (not including V-I-A Internet, Inc. ("VIANet") in which the Company holds an approximately 18% equity position). From January 1, 1998 through August 11, 1998, Verio incurred costs of approximately $52.0 million, in the aggregate, in connection with a total of 11 Buyouts, and approximately $83.7 million for acquisitions (not including any contingent purchase price payments that may become payable in connection with the TABNet acquisition described below), which amounts were paid with a combination of cash, shares of Verio stock and options to acquire stock. As a result of its acquisitions, and the limited amount of fixed assets required to operate an ISP, Verio has recorded significant amounts of goodwill, and expects goodwill to increase significantly during 1998.

     During July 1998, Verio announced its two largest acquisitions to date: The acquisition of NTX, Inc. d/b/a TABNet ("TABNet") was consummated on July 7, 1998 (the "TABNet Acquisition"), and execution of the agreement to acquire Hiway was announced on July 28, 1998. In the TABNet Acquisition, the Company paid an initial purchase price of $45.5 million in cash to TABNet's shareholders, with additional contingent payments of up to a total of $43.2 million to be paid if TABNet's recurring revenue and EBITDA increase by agreed-to amounts through December 1998. In the Hiway Acquisition, the Company has agreed to pay total consideration of approximately $101.0 million in cash and 8.67 million shares of Verio's Common Stock to Hiway's shareholders. The Company expects that the TABNet operations will contribute positively to the Company's cash flow in 1999. However, the Company anticipates that the costs it expects to incur for system upgrades and integration of TABNet's operations onto Verio's network, customer care, billing and financial systems, will offset TABNet's cash flow contribution through the end of 1998. Similarly, Verio expects to incur expenses through mid-1999 associated with the integration of the Hiway operations, and expects that these expenses could be significant, although they are not determinable at this time. The Company also expects, however, to derive significant long-term savings as a result of synergies resulting from telco and transit cost reductions, shared data centers, joint product development, shared infrastructure and increased economies of scale made possible by the consolidation of its operations with those of Hiway.

     To fund its acquisitions and operations, through June 30, 1998 Verio had raised approximately $322.1 million of equity capital, including approximately $117.0 million (after deduction of underwriting discounts, commissions and expenses) in connection with its initial public offering of Common Stock and approximately $100.0 million in connection with its sale of Common Stock to an affiliate of Nippon Telegraph and Telephone Corporation ("NTT"), both of which occurred in May 1998. On June 15, 1998, pursuant to the partial exercise, at the request of the managing underwriters, of the over-allotment option granted to the underwriters in the IPO (as defined), the Company raised an additional $5.1 million (after deduction of underwriting discounts and commissions). It also issued $150.0 million principal amount of 13 1/2% Senior Notes due 2004 ("the 1997 Notes") to a group of institutional investors and Brooks Fiber Properties, Inc. ("Brooks"), $100.0 million of which remain outstanding following the repurchase of $50.0 million principal amount of the 1997 Notes previously held by Brooks (the "Refinancing"). On March 25, 1998, the Company consummated the sale of $175.0 million principal amount of 10 3/8% Senior Notes due 2005 ("the 1998 Notes"), a portion of the proceeds of which was used to effect the Refinancing. See "-- Liquidity and Capital Resources."

     The Company has incurred net losses since its inception, and management expects to incur significant additional losses as the Company continues its acquisition program, the development of its national network, the implementation of its national services and systems, and the integration of the operations it acquires. For the period from inception to December 31, 1996, the year ended December 31, 1997, and the six-month period ended June 30, 1998, the Company reported net losses of $5.1 million, $46.3 million, and $54.7 million, respectively. The extent to which the Company continues to experience negative cash flow will depend upon a number of factors, including the number and size of its further acquisitions, the expenses and time required to effectively integrate acquired operations and capture operating efficiency, and the ability to generate increasing revenues and cash flow. While the Company anticipates that it will recognize various economies and efficiencies of scale as a result of the integration of the operations of the ISPs it has acquired and continues to acquire, the process of consolidating the businesses and implementing the strategic integration of the Company and its acquired operations may take a significant period of time, will place a significant strain on the Company's resources, and could subject the Company to additional expenses during the integration process. The timing and amount of expenditures related to the Company's cost-saving initiatives and integration efforts may be difficult to predict. The Company may increase near-term expenditures in order to accelerate the integration and consolidation of acquired operations with the goal of achieving longer-term cost savings and improved profitability.

RESULTS OF OPERATIONS

  REVENUE

     The Company derives the majority of its revenue from business customers who purchase dedicated Internet connections and enhanced services such as Web hosting. Verio's subsidiaries offer a broad range of connectivity options to their customers including dedicated, dial-up, Integrated Services Digital Network ("ISDN"), frame relay and point-to-point connections. Dedicated connection customers typically sign a contract for one to three years of service that provides for fixed, recurring monthly service charges, and pay a one-time setup fee. These charges vary depending on the type of service, the length of the contract, and local market conditions. Dial-up customers also typically pay a one-time setup fee and recurring monthly service charges. Fees and service charges for enhanced services vary from product to product. For example, Web hosting customers pay a one-time setup fee and fixed monthly service charges that vary depending on the amount of disk space and bandwidth required. In contrast, domain name registration customers pay a one-time fee. Additional sources of revenue include e-commerce, virtual private networks, security services, co-location services, consulting and the sales of equipment and customer circuits. Revenue related to Internet connectivity and enhanced services is recognized as the services are provided. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as services are rendered.

     Currently, connectivity services provide a majority of total revenue. However, revenue from enhanced services, especially Web hosting, is expected to represent an increasing percentage of total revenue in future periods. With the TABNet Acquisition and the announced Hiway Acquisition, the Company expects that revenue from enhanced services, including Web hosting, will exceed 50% of its total revenue. Revenue from business customers currently represents approximately 90% of total revenue. In addition to the growth that the Company is achieving through acquisitions, revenue is also expected to increase due to internal growth. In the past, the Company has experienced some seasonality in its internal revenue growth, with the period of higher growth being the fall and winter.

  Three months ended June 30, 1997 compared to the three months ended June 30, 1998

     Total consolidated revenue increased 246% from $8.2 million for the three months ended June 30, 1997, to $28.5 million for the three months ended June 30, 1998. Internet connectivity represented 66% and 64% of total revenue for the three months ended June 30, 1997 and the three months ended June 30, 1998, respectively, with the balance derived from enhanced services and other, which include Web hosting, consulting, sales of equipment and customer circuits. The increase in enhanced services and other revenue as a percentage of total revenue is due to acquisitions and increased sales of enhanced services, and is expected to increase further due to the July 1998 acquisition of a Web hosting company, TABNet, and the announced agreement to acquire Hiway. The increase in revenue from the three months ended June 30, 1997 to the three months ended June 30, 1998 was primarily due to the acquisitions of ISPs subsequent to June 30, 1997. Revenue attributable to acquisitions completed subsequent to June 30, 1997 accounted for $17.7 million or 62% of total revenue for the three months ended June 30, 1998. Of these acquisitions, revenue from material acquisitions for the three months ended June 30, 1998 were $2.7 million from Clark Internet Services, Inc. and Monumental Network System, Inc., $1.7 million from Global Internet Network Services Inc. and STARnet, L.L.C., and $1.6 million from Internet Servers, Inc. ("iServer").

  Six months ended June 30, 1997 compared to the six months ended June 30, 1998

     Total consolidated revenue increased 293% from $12.7 million for the six months ended June 30, 1997, to $49.7 million for the six months ended June 30, 1998. Internet connectivity represented 67% and 65% of total revenue for the six months ended June 30, 1997 and the six months ended June 30, 1998, respectively, with the balance derived from enhanced services and other, which include Web hosting, consulting, sales of equipment and customer circuits. The increase in enhanced services and other revenue as a percentage of total revenue is due to acquisitions and increased sales of enhanced services. The increase in revenue from the six months ended June 30, 1997 to the six months ended June 30, 1998 was primarily due to the acquisitions of ISPs subsequent to June 30, 1997. Revenue attributable to acquisitions completed subsequent to June 30, 1997 accounted for $29.3 million or 59% of total revenue for the six months ended June 30, 1998. Of these acquisitions, revenue from material acquisitions for the six months ended June 30, 1998 were $5.0 million from Clark Internet Services, Inc. and Monumental Network System, Inc., $2.6 million from Global Internet Network Services Inc. and STARnet, L.L.C., and $3.0 million from iServer.

  COSTS OF SERVICE AND OPERATING EXPENSES

     Internet services operating costs consist primarily of local telecommunication expense, Internet access expense and the cost of equipment and customer circuits sold. Local telecommunications expense represents the cost of transporting data between the Company's Points of Presence ("POPs") and a transit provider, or various Internet access points. Internet access expense includes the cost incurred by the Company to transport its Internet traffic and for its national network. In some instances the Company also will pay for the local circuits from the customer's location to one of the POPs. As of June 30, 1998, 30 of the ISPs acquired prior thereto were utilizing the Verio national network for their Internet access. In March 1998, the Company signed a long-term long haul capacity agreement with Qwest Communications Corporation ("Qwest") (the "Capacity Agreement") in order to reduce the per unit costs of such services. There will not be a significant effect on the results for 1998 from this agreement due to the time required to convert from existing circuits; however, the Company expects that the pricing advantages provided by this agreement will substantially reduce the cost of these services in future years. Additionally, the Company has the right to prepay its minimum commitment, which would allow the capitalization of costs (to the extent prepaid) under this contract. Such capitalized costs would be amortized to operations over the term of the agreement. The amount of the prepayment at June 30, 1998 would have been approximately $60.0 million.

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

  Three months ended June 30, 1997 compared to the three months ended June 30, 1998

     Internet services operating costs were 42% and 47% of total revenue for the three months ended June 30, 1997 and the three months ended June 30, 1998, respectively. Total consolidated Internet services operating costs increased $9.9 million or 288% from the three months ended June 30, 1997 to the three months ended June 30, 1998 primarily due to the acquisitions of ISPs subsequent to June 30, 1997. Internet services operating costs attributable to corporate functions were 31% of total Internet services operating costs for the three months ended June 30, 1997, compared to 19% of total Internet services operating costs for the three months ended June 30, 1998. This decrease is primarily due to recent acquisitions that have not yet converted to Verio's national network. The Company expects Internet services operating costs to increase in absolute dollars but to decrease as a percentage of total revenue over time as additional ISPs acquired are integrated onto Verio's national network, as enhanced services become a larger percentage of total revenue, and as the Capacity Agreement with Qwest is implemented.

     Selling, general and administrative and other expenses declined from 135% to 95% of total revenue for the three months ended June 30, 1997 compared to the three months ended June 30, 1998. Total selling, general and administrative and other expenses increased $16.1 million or 148% from the three months ended June 30, 1997 to the three months ended June 30, 1998 primarily due to acquisitions completed subsequent to June 30, 1997. Corporate selling, general and administrative expenses declined from 45% of total revenue for the three months ended June 30, 1997 to 31% for the three months ended June 30, 1998. Consolidated sales and marketing expenses decreased from 31% of total revenue for the three months ended June 30, 1997 to 25% for the three months ended June 30, 1998, due in part to efficiencies gained from the regionalization and nationalization of certain sales and marketing functions.

     The Company expects selling, general and administrative expenses to continue to increase in absolute dollars but to decrease as a percentage of total revenue as the Company acquires additional Internet businesses, allowing it to spread its corporate overhead over a larger revenue base, as its scaleable systems reduce the incremental costs of supporting additional revenue, as sales force productivity increases with experience, and as indirect selling channels are expanded. The anticipated increases in absolute dollar terms will be primarily due to increased personnel resulting from acquisitions and additional expenditures in sales and marketing. Depreciation and goodwill amortization are expected to continue to increase significantly as a result of the Company's acquisition and investment strategies. Also, the Company will continue to incur non-recurring expenses related to its strategy of acquiring and regionalizing ISPs, and integrating those ISPs onto the Company's national systems.

  Six months ended June 30, 1997 compared to the six months ended June 30, 1998

     Internet services operating costs were 43% and 46% of total revenue for the six months ended June 30, 1997 and the six months ended June 30, 1998, respectively. Total consolidated Internet services operating costs increased $17.4 million from the six months ended June 30, 1997 to the six months ended June 30, 1998 primarily due to the acquisitions of ISPs subsequent to June 30, 1997. Internet services operating costs attributable to corporate operations were 29% of total Internet services operating costs for the six months ended June 30, 1997, compared to 20% of total Internet services operating costs for the six months ended June 30, 1998. This decrease is primarily due to recent acquisitions that have not yet converted to Verio's national network. The Company expects Internet services operating costs to increase in absolute dollars but to decrease as a percentage of total revenue over time as additional acquired ISPs are integrated onto Verio's national network, as enhanced services become a larger percentage of total revenue, and as the Capacity Agreement with Qwest is implemented.

     Selling, general and administrative and other expenses declined from 141% to 92% of total revenue from the six months ended June 30, 1997 to the six months ended June 30, 1998. Total selling, general and administrative and other expenses increased $28.0 million from the six months ended June 30, 1997 to the six months ended June 30, 1998 primarily due to acquisitions completed subsequent to June 30, 1997. Corporate selling, general and administrative expenses declined from 52% of total revenue for the six months ended June 30, 1997 to 30% for the six months ended June 30, 1998. Consolidated sales and marketing expenses decreased from 30% of total revenue for the six months ended June 30, 1997 to 24% for the six months ended June 30, 1998, due in part to efficiencies gained from the regionalization and nationalization of certain sales and marketing functions.

     The Company expects selling, general and administrative expenses to continue to increase in absolute dollars but to decrease as a percentage of total revenue as the Company acquires additional Internet businesses, allowing it to spread its corporate overhead over a larger revenue base, as its scaleable systems reduce the incremental costs supporting additional revenue, as sales force productivity increases with experience, and as indirect selling channels are expanded. The anticipated increases in absolute dollar terms will be primarily due to increased personnel resulting from acquisitions and additional expenditures in sales and marketing. Depreciation and goodwill amortization are expected to continue to increase significantly as a result of the Company's acquisition and investment strategies. Also, the Company will continue to incur non-recurring expenses in connection with the integration and consolidation of the Company's existing and newly acquired ISP operations.

  OTHER EXPENSES

     Interest expense increased from $0.1 million for the six months ended June 30, 1997 to $14.2 million for the six months ended June 30, 1998, primarily as a result of the issuance of the 1997 Notes in June 1997 and the issuance of the 1998 Notes in March 1998. Interest income increased from $1.4 million for the six months ended June 30, 1997 to $5.2 million for the six months ended June 30, 1998 due to increased the cash balance related to the debt and equity offerings. See "-- Liquidity and Capital Resources"

     The Company incurred an extraordinary expense of $10.1 million related to the Refinancing (as defined). See "-- Liquidity and Capital Resources".

  INCOME TAXES

     As of June 30, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $104.6 million which is available to offset future federal taxable income, if any, through 2011. The utilization of a portion of the net operating loss carryforwards may be limited under
Section 382 of
the Internal Revenue Code. No tax benefit for such losses has been recorded by the Company in fiscal 1997 or 1998 due to uncertainties regarding the utilization of the loss carryforward.

  STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Since inception, the Company has granted stock options with exercise prices equal to the fair value of the underlying Common Stock, as determined by the Company's Board of Directors and based on the Company's other equity transactions. Accordingly, the Company has not recorded compensation expense related to the granting of stock options in 1996, 1997 and through February 28, 1998. Subsequent to February 28, 1998, and prior to the IPO, the Company granted options to employees with exercise prices which were less than $22 per share which was the low end of the IPO filing range immediately prior to the IPO. The Company will record compensation expense totaling approximately $10.6 million, representing the difference between the strike prices of the options granted and $22 per share, pro rata over the forty-eight month vesting period of the options. This compensation expense will total approximately $2.0 million for the year ended December 31, 1998. It is the intention of the Company to grant future stock options with exercise prices equal to the fair value of the underlying Common Stock at the date of grant. The compensation expense related to the six months ended June 30, 1998 is $630,000. Additionally, the Company incurred $1.4 million in compensation expense during the quarter ended June 30, 1998 primarily related to the accelerated vesting of options issued to Mark Johnson, the Company's former president who passed away in March 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business and acquisition strategy has required and will continue to require substantial capital for investments in Internet businesses, capital expenditures for expansion of services, operating losses and working capital. Net cash used by operating activities was $30.0 million during the six months ended June 30, 1998, which includes a decrease in cash of $2.0 million related to working capital.

     Net cash used by investing activities was $52.8 million during the six months ended June 30, 1998, primarily related to purchases of fixed assets of $8.1 million and approximately $63.9 million for acquisitions, which was partially offset by $19.8 million provided from the return of the restricted cash related to the Refinancing, including $6.5 million of net interest payments on the 1997 Notes. Net cash provided by financing activities was $332.8 million during the six months ended June 30, 1998, primarily from the IPO, the 1998 Notes, and the NTT investment.

     Until the completion of the IPO in May 1998, the Company financed its operations primarily through the private sale of Preferred Stock, debt, and to a lesser extent Common Stock. In 1996, the Company raised approximately $78.1 million from the sale of Series A and B Preferred Stock and approximately $1.1 million from the sale of Common Stock. In 1997, the Company sold Series C Preferred Stock for gross proceeds of approximately $20.0 million. Upon the effectiveness of the Company's IPO on May 12, 1998, all outstanding shares of Series A, B, C and D-1 Preferred Stock automatically converted to an equivalent number of shares of Common Stock.

     On June 24, 1997, the Company completed the placement of $150.0 million principal amount of the 1997 Notes and attached warrants (the "Warrants"). One hundred fifty thousand units were issued, each consisting of $1,000 principal amount of the 1997 Notes and eight Warrants, with each Warrant entitling the holder thereof to purchase 1.76 shares of the Company's Common Stock at a price of $.01 per share, for a total of 2,112,480 shares of Common Stock. The Warrants and the 1997 Notes were separated on December 15, 1997. The 1997 Notes mature on June 15, 2004. Interest on the 1997 Notes, at the annual rate of 13 1/2%, is payable semi-annually in arrears on June 15 and December 15 of each year. Concurrent with the completion of the sale of the 1997 Notes, the Company was required to deposit funds into an escrow account in an amount that together with interest would be sufficient to fund the first five interest payments on the 1997 Notes. Upon consummation of the sale of the 1998 Notes and the Refinancing, that portion of the escrowed amount attributable to the principal amount of the 1997 Notes refinanced was released to the Company. The 1997

Notes are redeemable at the option of the Company commencing June 15, 2002. The 1997 Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future unsecured and senior indebtedness. The 1997 Notes impose significant limitations on the Company's ability to incur additional indebtedness unless the Company's Consolidated Pro Forma Interest Coverage Ratio (as defined) is greater than or equal to 1.8 to 1.0 prior to June 30, 1999, or 2.5 to 1.0 on or after that date. The Company is also limited in its ability to pay dividends or make Restricted Payments (as defined), to engage in businesses other than the Internet service business, and to place liens on its assets for the benefit of persons other than the noteholders, among other restrictions. If a Change of Control (as defined in the 1997 Indenture) occurs, the Company is required to make an offer to purchase all of the 1997 Notes then outstanding at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

     On March 25, 1998, the Company completed the placement of $175.0 million principal amount of the 1998 Notes. The 1998 Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future unsecured and senior indebtedness and mature on April 1, 2005. Interest on the 1998 Notes, at the annual rate of 10 3/8%, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The 1998 Notes are redeemable at the option of the Company commencing April 1, 2002. The 1998 Notes contain terms that are substantially similar to the 1997 Notes. The Company used approximately $54.5 million of the proceeds plus accrued interest to effect the repurchase of $50.0 million principal amount of 1997 Notes from Brooks Fiber Properties, Inc. ("Brooks") (the "Refinancing"). As a result of the Refinancing, the Company was refunded approximately $13.3 million from the escrow account for the 1997 Notes, of which approximately $1.9 million was used to pay accrued and unpaid interest on the $50.0 million principal amount of 1997 Notes repurchased from Brooks.

     On April 6, 1998, Verio entered into a credit facility ("the Bank Facility") with a group of commercial lending institutions that committed to provide a $57.5 million revolving credit facility secured by the stock of the ISPs that Verio owns currently or may own in the future and the Capacity Agreement with Qwest. The Chase Manhattan Bank serves as agent for the Bank Facility. The Bank Facility requires no payments of principal until its maturity on December 31, 1999. The terms of the Bank Facility provide for borrowings at LIBOR + 2%. There is a commitment fee of 1/2% per annum on the undrawn amount of the Bank Facility and a one-time fee of 1/2% on any amounts drawn. The last $3.0 million of the Bank Facility can only be drawn for the payment of interest. As of August 10, 1998, the Company had made no borrowings under the Bank Facility.

     The Bank Facility sets forth covenants restricting, among other things, the Company's ability to borrow, to guarantee the debt of others, and to make borrowings at the subsidiary level. The Company is also limited in its ability to enter into transactions with affiliates, create liens on its assets, and make certain investments. In particular, Indebtedness (less cash) as defined in the Credit Agreement dated as of April 6, 1998 by and among the Company, The Chase Manhattan Bank and Fleet National Bank ("the Credit Agreement"), may not exceed
2.35 times annualized pro forma revenue for the most recent fiscal quarter. The Company's current indebtedness incurrence capacity is approximately 2.35 times its annualized pro forma revenues. Dividends and certain types of investments are prohibited, as are liens incurred for borrowed money. Borrowings under the Bank Facility are required to be paid down with the proceeds of new Indebtedness (as defined in the Credit Agreement), certain asset sales, Excess Cash Flow (as defined in the Credit Agreement), or the net proceeds from insurance claims. As of August 10, 1998, the Company is in compliance with the provisions of each of the material agreements under which it has incurred indebtedness.

     On May 12, 1998, the Company effected an initial public offering of 5,500,000 shares of the Company's Common Stock (the "IPO") for net proceeds of approximately $117.0 million after deducting underwriting discounts, commissions and expenses. Concurrently with the IPO, the Company completed the sale of 4,493,877 shares of its Common Stock to an affiliate of Nippon Telegraph and Telephone Corporation for net proceeds of approximately $100.0 million. On June 15, 1998, pursuant to the partial exercise, at the request of the managing underwriters, of the over-allotment option granted to the underwriters in the IPO, the Company sold an additional 235,000 shares (the "Over-Allotment Offering"). The net proceeds from the Over-Allotment Offering were approximately $5.1 million after deducting underwriting discounts and commissions.

     As of June 30, 1998, the Company had approximately $322.6 million in cash and cash equivalents (excluding restricted cash). The Company's business plan currently anticipates investments of approximately $300.0 million over the next 12 months for capital expenditures, acquisitions, operating losses and working capital, including an amount between $45.5 million and $88.7 million for the acquisition of TABNet which was acquired in July 1998 and approximately $101.0 million for the acquisition of Hiway which is expected to close during the fourth quarter of 1998. The Company's anticipated expenditures are inherently uncertain and will vary widely based on many factors including operating performance and working capital requirements, the cost of additional acquisitions and investments, the requirements for capital equipment to operate the Company's business, and the Company's ability to raise additional funds. Accordingly, the Company may need significant amounts of cash in excess of its plan, and no assurance can be given as to the actual amounts of the Company's expenditures and additional capital requirements.

     The Company expects to meet its capital needs with cash on hand, proceeds from the sale, or issuance of capital stock, credit facilities (including the Bank Facility), lease financing, and additional debt. Subsequent to June 30, 1998, the Company initiated discussions with several investment banks with respect to the possible private placement of an undetermined amount of senior notes. There can be no assurance that the Company will have sufficient resources to fund its continued acquisition efforts, particularly if operating losses continue to increase. EBITDA losses increased from $(10.7) million for the six months ended June 30, 1997 to $(21.0) million for the six months ended June 30, 1998 despite an increase in revenue from $12.7 million for the six months ended June 30, 1997 to $49.7 million for the six months ended June 30, 1998. EBITDA as a percentage of revenue improved from (84%) to (42%) for the six months ended June 30, 1997 and the six months ended June 30, 1998, respectively. The Company incurred $45.9 million in selling, general and administrative expenses during the six months ended June 30, 1998 as it invested in scaleable systems, hiring and sales training, and network improvements, that it expects will result in incremental revenue at reduced incremental costs. As a result, the Company expects EBITDA as a percentage of revenue to improve during 1998. Although the Company is seeking to reduce EBITDA losses as a percentage of revenue over time, there can be no assurance that the Company will be able to do so, or that the rate of any reduction in EBITDA losses will be as rapid as is being sought by the Company. The Company intends to use a significant portion of its cash for acquisitions, and will have to increase revenue without a commensurate increase in costs to generate sufficient cash to enable it to meet its debt service obligations as described above. In the near term, the Company intends to use its excess cash and the Bank Facility which provides for up to $57.5 million in credit until it matures on December 31, 1999.

     Over the longer term, the Company will be dependent on increased operating cash flows, and, to the extent cash flow is not sufficient, the availability of additional financing, to meet its debt service obligations. There can be no assurance that the Company will be able to service its indebtedness. Insufficient funding may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to realize economies of scale. In addition, the Company's operating flexibility with respect to certain business activities is limited by covenants associated with its indebtedness. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in business activities that may be in the interest of the Company.

NEW ACCOUNTING STANDARDS

     During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting No. 130, Reporting Comprehensive Income (SFAS 130) and No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS
131). During 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities (SOP 97-5). The adoption of these pronouncements did not and are not expected to have a significant effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     The statements included in the discussion and analysis below that are not historical or factual are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, apply to forward-looking statements made by the Company. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the Company's Current Report on Form 8-K dated July 7, 1998. Management cautions the reader that these forward-looking statements addressing the timing, costs and scope of its acquisition of, or investments in, existing ISPs, the revenue and profitability levels of the ISPs in which it invests, the anticipated reduction in operating costs resulting from the integration and optimization of those ISPs, and other matters contained herein or therein from time to time regarding matters that are not historical facts, are only predictions. No assurance can be given that future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions will not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company, or any other person, that these estimates and projections will be realized and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is currently not party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Not Applicable

     (b) Not Applicable

     (c) Sales of Unregistered Securities.

          (1) On April 6, 1998, following the exercise of options to purchase shares of common stock (the "Common Stock") of Verio Inc. (the "Company"), granted under the Company's 1996 Stock Option Plan, the Company issued 33 shares of Common Stock for a purchase price of $198.00 to a former employee of a subsidiary of the Company. The sale of Common Stock made by the Company pursuant to the exercise of this stock option was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Rule 701 promulgated under the Securities Act.

          (2) On May 15, 1998, the Company issued and sold 4,493,877 shares of Common Stock ("NTT Shares") to an affiliate of Nippon Telegraph and Telephone Corporation ("NTT") for approximately $100.0 million concurrently with the Company's initial public offering ("IPO"). The sale to NTT was made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 506 of Regulation D under the Securities Act.

     (d) Use of Proceeds from Sales of Registered Securities. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has completed the IPO. The following information relates to the use of proceeds of the IPO:

          (1) Effective Date of Registration Statement and Commission File Number. The Company's Registration Statement on Form S-1, File No. 333-47099 (the "Registration Statement"), relating to the IPO, became effective on May 11, 1998.

          (2) Offering Date. The initial closing date of the IPO was May 15, 1998. A subsequent closing in connection with the partial exercise by the underwriters in the IPO of their over-allotment option occurred on June 15, 1998.

          (3) Managing Underwriters. Smith Barney Inc., Credit Suisse First Boston Corporation and Donaldson, Lufkin & Jenrette Securities Corporation.

          (4) Securities Registered and Aggregate Offering Price. The Company registered a total of 6,325,000 shares of Common Stock. The public offering price was $23 per share for a maximum aggregate offering price of approximately $145.5 million.

          (5) Securities Sold. A total of 5,735,000 shares were sold pursuant to the IPO. This consisted of 5,500,000 shares sold on May 15, 1998 upon the initial closing of the IPO (the "Initial Offering"), and 235,000 shares sold on June 15, 1998 pursuant to the partial exercise, at the request of the managing underwriters, of the over-allotment option granted to the underwriters (the "Over-Allotment Offering").

          (6) Aggregate Gross Proceeds, Expenses and Aggregate Net Proceeds. The Initial Offering generated aggregate gross proceeds of $126.5 million. The aggregate net proceeds to the Company from the Initial Offering were approximately $117.0 million, after deducting underwriting discounts and commissions of approximately $8.25 million and estimated expenses of approximately $1.25 million payable by the Company. The Over-Allotment Offering generated aggregate gross proceeds of $5.41 million. The aggregate net proceeds to the Company from the Over-Allotment Offering were approximately $5.1 million, after deducting underwriting discounts and commissions of approximately $325,500 payable by the Company. The Company also received approximately $100.0 million from the sale of the NTT Shares concurrently with the IPO.

          (7) Use of Proceeds. As of June 30, 1998, the Company has used the proceeds from the Initial Offering, the proceeds from the issuance of 235,000 shares of common stock pursuant to the Over-Allotment Offering, and the proceeds of the NTT investment, for the following purposes: $14.5 million for general operating expenses, $5.7 million for transit and other telecommunications expense, $5.0 million for acquisitions and $2.3 million for capital equipment, for a total of $27.5 million. Total net proceeds from the above-mentioned sales were $222.1 million. The balance of $194.6 million has been invested in short term, high quality money market instruments. The Company expects to use the remaining net proceeds of the IPO, together with the cash proceeds received from the sale of the NTT Shares to further the Company's acquisition and investment strategy, to continue the development and implementation of the national backbone, customer care center, network operations center and billing and accounting services and to fund the Company's general working capital requirements. None of the net proceeds of the IPO were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)-(c) Effective as of April 10, 1998, by written consent in accordance with Section 228 of the Delaware General Corporation Law (the "DGCL") over two-thirds of the stockholders of the Company voted in favor of the following proposals:

          (1) the amendment to the Restated Certificate of Incorporation of the Company (a) to authorize 12,500,000 shares of so-called "blank check" preferred stock, with rights, preferences and privileges to be designated and established by the Board of Directors (the "Board") of the Company; (b) to increase the authorized number of shares of Common Stock to 125,000,000 shares; and (c) to modify and insert certain provisions including, among other things, (i) causing the Company to be subject to Section 203 of the DGCL, (ii) providing that from and after the date on which the Company's Registration Statement relating to the IPO is declared effective by the SEC (the "IPO Effective Date"), the stockholders of the Company will not be permitted to act by written consent, (iii) creating from and after the IPO Effective Date a classified Board divided into three classes of directors (with the classification of each then current director determined by resolution of the Board), with each respective class serving until the first, second or third annual meeting of stockholders of the Company following the IPO Effective Date, and with the successors to each such class elected for a term of three years, (iv) requiring the Company to indemnify directors and officers, and allowing the Company, at its option, to indemnify employees and other agents, in each case to the fullest extent permitted by Section 145 of the DGCL, and (v) providing that a vote of at least 80% of the then-outstanding capital stock of the Company entitled to vote is required to amend certain provisions of the Certificate of Incorporation;

          (2) the amendment and restatement of the Company's Bylaws to modify and insert certain provisions including, among other things, (a) fixing the range of the number of directors to be not less than five nor more than nine, (b) providing procedures for nomination of director candidates, stockholder proposals and the calling of special elections and (c) providing that a vote of at least 80% of the then-outstanding stock of the Company entitled to vote is required to amend certain provisions of the Bylaws.

          (3) the amendment and restatement of the Company's Restated Certificate of Incorporation, as amended, in accordance with Proposal (1) above, following the IPO Effective Date and the conversion into Common Stock of all outstanding shares of the Series A, Series B, Series C and Series D-1 Preferred Stock of the Company;

          (4) the amendment of the Company's 1997 California Stock Option Plan to increase the number of shares of Common Stock of the Company reserved for issuance thereunder to 795,400 shares;

          (5) the adoption of the Company's 1998 Stock Incentive Plan; and

          (6) the adoption of the Company's 1998 Employee Stock Purchase Plan.

     Stockholders holding 1,210,783 shares of Common Stock, 4,366,666 shares of Series A Preferred Stock, 6,940,837 shares of Series B Preferred Stock and 2,001,696 shares of Series C Preferred Stock voted in favor of the above proposals. Stockholders holding 83,483 shares of Common Stock, 1,666,667 shares of Series A Preferred Stock, 3,087,497 shares of Series B Preferred Stock and 498,304 shares of Series C Preferred Stock withheld their votes on the above proposals. Stockholders holding 1,329,695 shares of Series D-1 Preferred Stock of the Company voted in favor of Proposal (1)(a), on which such holders were entitled to vote pursuant to the DGCL, and stockholders holding 355,056 shares of Series D-1 Preferred Stock withheld their votes on Proposal (1)(a).

     Effective as of April 23, 1998, by written consent in accordance with
Section 228 of the DGCL, over two-thirds of the stockholders of the Company voted in favor of the adoption of the Company's 1998 Non-Employee Director Stock Incentive Plan. Stockholders holding 1,197,566 shares of Common Stock, 4,366,666 shares of Series A Preferred Stock, 7,486,668 shares of Series B Preferred Stock and 2,001,696 shares of Series C Preferred Stock voted in favor of the above proposals. Stockholders holding 96,700 shares of Common Stock, 1,666,667 shares of Series A Preferred Stock, 2,541,666 shares of Series B Preferred Stock and 498,304 shares of Series C Preferred Stock withheld their votes on the above proposals. The holders of Series D-1 Preferred Stock of the Company were not entitled to vote on this matter.

     (d) Not Applicable.

ITEM 5. OTHER INFORMATION

     On July 7, 1998, the Company announced its acquisition of Napa, California-based NTX, Inc., d/b/a TABNet, one of the world's largest domain name registration and Web site hosting companies. With the acquisition of TABNet, the Company now hosts more than 125,000 domain names, including over 60,000 web sites. Pursuant to the TABNet acquisition agreement, the Company has paid $45.5 million in cash to TABNet shareholders, with additional contingent payments of up to a total of $43.2 million if TABNet's recurring revenue and EBITDA increase by agreed-to amounts through December 1998. TABNet recorded recurring revenues of approximately $433,000, out of total revenues of approximately $925,000, for the month of May 1998. In order to receive the maximum contingent purchase price amount of $43.2 million, TABNet must achieve during the remainder of 1998 average month-over-month growth in recurring revenue of approximately 37 percent and an average month-over-month increase in EBITDA of approximately 42 percent. Absent an increase in recurring revenue of at least 15 percent per month, and in EBITDA of at least 20 percent per month, on average through the end of the year, none of the contingent purchase price amounts will be payable. At those minimum growth rates, the contingent purchase price would total $10.8 million, with the contingent purchase price amount increasing to the extent that TABNet's recurring revenue or EBITDA performance exceeds those levels. While TABNet is currently generating positive cash flow, Verio expects the costs for system upgrades and integration of TABNet's operations onto Verio's network, customer care, billing and financial systems to offset TABNet's cash flow contribution through the end of 1998.

     On July 28, 1998, the Company, a wholly-owned subsidiary of the Company, and Best Internet Communications, Inc. d/b/a Hiway Technologies entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will acquire Hiway (the "Hiway Acquisition"). Hiway, a leading Web hosting company headquartered in Boca Raton, Florida, recently acquired Best Internet Communications, Inc. ("Best Internet") located in Mountain View, California, one of the largest business Internet providers in the Northern California area. Under the terms of the Merger Agreement, Hiway shareholders will receive approximately $2.82 in cash and 0.2042 shares of Verio Common Stock in exchange for each outstanding share of Hiway stock (subject to adjustment to the extent that Hiway's fully diluted capitalization changes prior to closing). Each Hiway warrant and option which remains unexercised at the time of closing will be assumed by the Company and become a warrant or option to acquire approximately 0.2973 shares of Verio Common Stock. Based on these fixed exchange ratios, the total transaction consideration will consist of $101.0 million in cash and approximately 8.67 million fully diluted shares of Verio Common Stock. As a result, Hiway shareholders will own approximately 19% of the pro forma combined company on a fully diluted basis. Hiway will be entitled to designate one member to serve on the Company's Board of Directors. The Company currently anticipates that the Hiway Acquisition will be completed in the fourth quarter of 1998, subject to satisfaction of various closing conditions, which include shareholder approval by both the Company's and Hiway's shareholders and completion of requisite Hart-Scott-Rodino (as defined) filings and waiting periods. Hiway is entitled to terminate the Merger Agreement in the event that the Company's stockholders do not approve the transaction, in which case the Company is required to pay a $10.0 million termination fee. Certain risk factors relating to the Hiway Acquisition include the following:

     (A) UNCERTAINTY OF PENDING TRANSACTION

          The Hiway Acquisition is subject to material conditions to consummation, including, among other things, (i) receipt of regulatory clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, as amended ("HSR Clearance"), (ii) absence of any material adverse change in the business, operations, financial performance or results of operations of Hiway, (iii) approval by the holders of a majority of the shares of the outstanding capital stock of Hiway present and voting at a shareholders meeting, and (iv) approval by the holders of a majority of the outstanding capital stock of the Company present and voting at a stockholders meeting. In connection with the execution of the Merger Agreement, holders of a majority of the shares of outstanding capital stock of Hiway executed irrevocable proxies in favor of the Company to vote in favor of the Hiway Acquisition. If the Company's stockholders fail to approve the Hiway Acquisition, Hiway may elect to terminate the Merger Agreement, in which case the Company must pay to Hiway a termination fee of $10.0 million. The Merger Agreement also may be terminated by mutual agreement of the Company and Hiway. There can be no assurance that the Company's stockholders will approve the Hiway Acquisition, that the HSR Clearance will be obtained or, if obtained, that the Department of Justice and/or the Federal Trade Commission will not impose conditions in connection with such HSR Clearance. There can also be no assurance as to when, if at all, the conditions and other contingencies with respect to the Hiway Acquisition will be satisfied, that there will not be a material adverse change in the business, operations, financial performance or results of operations of Hiway, or that the parties to the Hiway Acquisition will not mutually decide to terminate the Merger Agreement.

          The Hiway Acquisition is a substantial transaction for the Company. The Unaudited Pro Forma Condensed Combined Financial Statements included in
     Part I (Item 1, Note 9) of this report reflect the pro forma impact that the Hiway Acquisition would have had on the financial results of the Company as if the transaction had been completed on January 1, 1997. The Company expects that, if the Hiway Acquisition is completed, it will have a continuing, significant impact on the Company's operating and financial performance.

     (B) RISKS ASSOCIATED WITH THE HIWAY ACQUISITION

          Hiway was formed in May 1998 through a merger of Best Internet and Hiway (the "Best/Hiway Merger"). Because the Best/Hiway Merger was accomplished only recently, Hiway has not yet completed a full quarter of combined operations, and is in the early stages of integrating the operations of those two companies that previously operated independently at different locations with separate work forces. It is likely that this integration effort will be continuing when the Hiway Acquisition is completed. In the course of that integration effort, it is possible that facts or circumstances may be discovered that were not known or apparent prior to the time that the Company executed the Merger Agreement with Hiway or during its due diligence review of Hiway. There can be no assurance that difficulties will not be encountered in integrating the operations of Hiway, or that the specific benefits expected from the integration of Hiway and Best Internet will be achieved or that any anticipated cost savings will be realized. The acquisition of Hiway also involves a number of special risks, including assimilation of new operations and personnel; the diversion of resources from the Company's existing business; integration of their respective equipment, service offerings, networks and technologies, financial and information systems and brand names; coordination of geographically separated facilities and work forces; management challenges associated with the integration of the companies; coordination of their respective sales, marketing and service development efforts, assimilation of new management personnel; and maintenance of standards, controls, procedures and policies. The process of integrating Hiway's operations, including its personnel, could cause interruption of, or loss in momentum in the activities of the Company's business and operations, including those of the business acquired. Further, employees of Hiway who may be key to the integration effort or the Company's ongoing operations may choose not to continue to work for the Company following the closing of the Hiway Acquisition.

          In connection with the Hiway Acquisition, the Company expects to incur expenses through mid-1999 associated with the integration of the acquired business with its own, including costs relating to the elimination of duplicate systems and facilities, possible severance and employee relocation, and other integration costs. The aggregate amount of these expenses is not yet determinable, but could be significant. In addition, there can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the Hiway Acquisition or the integration of its operations. Factors that could increase such costs include delays in the completion of the Hiway Acquisition, any unexpected employee turnover, unforeseen delays in addressing duplicate facilities once the acquisition has been completed and the associated costs of hiring temporary employees, and any additional fees and charges to obtain consents, regulatory approvals or permits. There can be no assurance that the Company will realize the benefits and strategic objectives sought through the Hiway Acquisition. Costs associated with the Hiway Acquisition, or liabilities and expenses associated with the operations of Hiway, that exceed the expectations of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in Part I (Item 2) of this report.

     (C) RISKS ASSOCIATED WITH HIWAY HISTORICAL FINANCIAL INFORMATION

          The Best/Hiway Merger was intended to qualify for pooling-of-interests treatment under generally accepted accounting principles, and has been treated accordingly in the historical financial statements of Hiway. Under pooling-of-interests accounting, the accounts of Hiway are combined with those of Best Internet at their historical carrying amounts and Hiway's financial statements for all prior periods are restated to reflect the combination of the two companies for all periods presented.

          Prior to the execution of the Merger Agreement between the Company and Hiway, Hiway had filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "Commission") with respect to its proposed initial public offering, which registration statement contained the historical financial statements of Hiway that are included in Part I (Item 1, Note 10) of this report. In the course of its review of that registration statement, the Commission raised questions concerning the pooling-of-interests accounting treatment of the Best/Hiway Merger. These questions had not been resolved when Hiway signed the Merger Agreement with the Company and suspended its registration process. The Company and Hiway believe that the accounting treatment of the Best/Hiway Merger reflected in Hiway's historical financial statements is appropriate under generally accepted accounting principles. The Company expects that these financial statements will be included in additional registration statements of its own that the Company anticipates will be filed with the Commission in the near future, including a registration statement on Form S-4 in connection with the Hiway Acquisition. Accordingly, the financial statements will be subject to further review by the Commission. In the course of that review, it is possible that the Commission will raise these same questions. In that case, if the Company and Hiway do not prevail in their assertion that the accounting treatment reflected in those financial statements is appropriate, the Commission may require that those financial statements be restated to reflect the application of the purchase method of accounting treatment to the Best/Hiway Merger.

          Under the purchase accounting method, the estimated fair value of the Best Internet common stock issued to effect the acquisition of and merger into Hiway would be recorded as the cost of acquiring the business. It is expected that a substantial portion of the purchase price would be allocated to goodwill which would be amortized to operations over the estimated life of the asset. Although purchase accounting treatment may have a material adverse impact on the reported operating results of the Hiway combined companies, as compared to that under pooling-of-interests treatment, because the Hiway Acquisition must be accounted for by the Company using purchase accounting, any such restatement of the Hiway historical financial statements would not have a material adverse impact on the pro forma combined operating results of the Company and Hiway.

     The Company's Registration Statement on Form S-4 (the "S-4 Registration Statement") covering exchange offers for the Company's $100.0 million principal amount of 13 1/2% Senior Notes due 2004 that remain outstanding after the Refinancing and $175.0 million principal amount of 10 3/8% Senior Notes due 2005 was declared effective on July 14, 1998. The Company has extended the expiration date of such exchange offers, and intends to file a post-effective amendment to the S-4 Registration Statement to provide additional information concerning recent material acquisitions described above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     See attached exhibit index.

     (b) Reports on Form 8-K

     On June 29, 1998, the Company filed a Current Report on Form 8-K, dated June 29, 1998, describing various risk factors applicable to the Company, its operations and investments in the Company, and including as Exhibits press releases issued by the Company, announcing the appointment of Herbert R. Hribar as President and Chief Operating Officer of the Company, the appointment of James E. Cunningham as the Company's Vice President of Sales and Marketing and the appointment of Andrew E. Clark as the President of the Company's newly combined Northeast and Mid-Atlantic regions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VERIO INC.


Date: August 13, 1998                                          /s/ PETER B. FRITZINGER
                                                -----------------------------------------------------
                                                                 Peter B. Fritzinger
                                                               Chief Financial Officer

Date: August 13, 1998                                         /s/ CARLA HAMRE DONELSON
                                                -----------------------------------------------------
                                                                Carla Hamre Donelson
                                                    Vice President, General Counsel and Secretary

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
       10.33+            -- Interconnection Agreement, effective as of April 1, 1998 by and between the Registrant and UUNET Technologies,
                            Inc.
       23.1              -- Consent of PricewaterhouseCoopers LLP.
       23.2              -- Consent of DeMeo, Young, McGrath & Company, P.A.
       27                -- Financial Data Schedule.

---------------

+ Document for which confidential treatment has been requested.