Form 10-Q
period 1998-09-30
VERIO INC
filed 1998-11-16
CIK 1040956

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998
                             ---------------------

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM        TO
                             ---------------------

                       COMMISSION FILE NUMBER: 000-24219
                             ---------------------

                                   VERIO INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      84-1339720
         (State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]  No  [ ]

     The number of shares of the registrant's Common Stock outstanding as of October 31, 1998 was 32,941,678.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   VERIO INC.

                                   FORM 10-Q
                               SEPTEMBER 30, 1998

                                     INDEX

                                                               PAGE
                                                               ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets -- December 31, 1997
     and September 30, 1998 (unaudited).....................     2

  Condensed Consolidated Statements of Operations -- Three
     Months Ended September 30, 1997 and September 30, 1998
     (unaudited)............................................     3

  Condensed Consolidated Statements of Operations -- Nine
     Months Ended September 30, 1997 and September 30, 1998
     (unaudited)............................................     4

  Condensed Consolidated Statement of Stockholders' Equity
     (Deficit) -- Nine Months Ended September 30, 1998
     (unaudited)............................................     5

  Condensed Consolidated Statements of Cash Flows -- Nine
     Months Ended September 30, 1997 and September 30, 1998
     (unaudited)............................................     6

  Notes to Condensed Consolidated Financial Statements......     7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................    21

Item 2. Changes in Securities and Use of Proceeds...........    21

Item 3. Defaults Upon Senior Securities.....................    21

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................    21

Item 5. Other Information...................................    21

Item 6. Exhibits and Reports on Form 8-K....................    21

                         PART I. FINANCIAL INFORMATION
ITEM 1.
                          VERIO INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 72,586       $245,912
  Restricted cash and securities (note 3)...................      21,015         14,159
  Receivables:
    Trade, net of allowance for doubtful accounts of $1,233
     and $3,698, respectively...............................       7,565         13,687
    Affiliates..............................................         735             --
  Prepaid expenses and other................................       3,921          6,590
                                                                --------       --------
        Total current assets................................     105,822        280,348
Restricted cash and securities (note 3).....................      19,539          7,238
Investments in affiliates, at cost (note 2).................       2,378          8,298
Equipment and leasehold improvements:
  Internet access and computer equipment....................      30,535         54,858
  Furniture, fixtures and computer software.................       3,301          4,930
  Leasehold improvements....................................       1,596          3,780
                                                                --------       --------
                                                                  35,432         63,568
  Less accumulated depreciation and amortization............      (7,219)       (20,355)
                                                                --------       --------
        Net equipment and leasehold improvements............      28,213         43,213
Other assets:
  Goodwill, net of accumulated amortization of $3,595 and
    $15,670, respectively (note 2)..........................      83,216        210,047
  Debt issuance costs, net of accumulated amortization of
    $330 and $1,169, respectively...........................       4,858          8,796
  Organization costs and other, net.........................       2,445          4,389
                                                                --------       --------
        Total assets........................................    $246,471       $562,329
                                                                ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  7,389       $  9,263
  Accrued expenses..........................................      11,401         15,402
  Accrued interest payable..................................         844         13,109
  Lines of credit, notes payable and current portion of
    long-term debt (note 3).................................       2,751            774
  Current portion of capital lease obligations..............       1,575          3,952
  Deferred revenue..........................................       7,177         10,770
                                                                --------       --------
        Total current liabilities...........................      31,137         53,270
Long-term debt, less current portion, net of discount (note
  3)........................................................     139,376        268,440
Capital lease obligations, less current portion.............       2,945          6,012
                                                                --------       --------
        Total liabilities...................................     173,458        327,722
                                                                --------       --------
Minority interests in subsidiaries..........................       2,765             --
Redeemable preferred stock (converted to common stock in
  1998) (note 4):
Series A, convertible, $.001 par value. 6,100,000 shares
  authorized, 6,033,333 shares issued and outstanding at
  December 31, 1997.........................................      18,080             --
  Series B, convertible, $.001 par value. 10,117,000 shares
    authorized, 10,028,334 shares issued and outstanding at
    December 31, 1997.......................................      59,193             --
  Series C, convertible, $.001 par value. 2,500,000 shares
    authorized, issued and outstanding at December 31,
    1997....................................................      19,976             --
                                                                --------       --------
                                                                  97,249             --
                                                                --------       --------
Stockholders' equity (deficit):
  Preferred stock, Series D-1, convertible, $.001 par value
    3,000,000 shares authorized, 680,000 and 1,684,751
    shares issued and outstanding at December 31, 1997
    (converted to common stock in 1998) (note 4)............      10,200             --
  Common stock, $.001 par value; 125,000,000 shares
    authorized, 1,254,533 and 32,789,776 shares issued and
    outstanding at December 31, 1997 and September 30, 1998,
    respectively............................................           1             33
  Additional paid-in capital................................      14,272        374,354
  Accumulated deficit.......................................     (51,474)      (139,780)
                                                                --------       --------
        Total stockholders' equity (deficit)................     (27,001)       234,607
                                                                --------       --------
Commitments (notes 2, 3 and 4)
        Total liabilities and stockholders' equity
        (deficit)...........................................    $246,471       $562,329
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1998
                                                              -------------    -------------
Revenue:
  Internet connectivity:
     Dedicated..............................................    $  4,314         $ 14,380
     Dial-up................................................       1,644            6,386
  Enhanced services and other...............................       3,666           13,038
                                                                --------         --------
          Total revenue.....................................       9,624           33,804
Costs and expenses:
  Internet services operating costs.........................       4,029           15,074
  Selling, general and administrative and other.............      13,393           35,091
  Stock option related compensation and severance costs.....          --            1,039
  Depreciation and amortization.............................       2,943           11,740
                                                                --------         --------
          Total costs and expenses..........................      20,365           62,944
          Loss from operations..............................     (10,741)         (29,140)
Other income (expense):
  Interest income...........................................       2,650            4,164
  Interest expense..........................................      (5,307)          (8,630)
  Equity in losses of affiliates............................        (488)              --
                                                                --------         --------
          Loss before minority interests....................     (13,886)         (33,606)
Minority interests..........................................         701               --
                                                                --------         --------
          Net loss..........................................     (13,185)         (33,606)
Accretion of preferred stock to liquidation value...........         (65)              --
                                                                --------         --------
          Net loss attributable to common stockholders......    $(13,250)        $(33,606)
                                                                ========         ========
Weighted average number of common shares outstanding --
  basic and diluted.........................................       1,178           32,536
                                                                ========         ========
Loss per common share -- basic and diluted..................    $ (11.25)        $  (1.03)
                                                                ========         ========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1998
                                                              -------------   -------------
Revenue:
  Internet connectivity:
     Dedicated..............................................    $ 10,120        $ 36,924
     Dial-up................................................       4,314          16,272
  Enhanced services and other...............................       7,853          30,347
                                                                --------        --------
          Total revenue.....................................      22,287          83,543
Costs and expenses:
  Internet services operating costs.........................       9,504          37,928
  Selling, general and administrative and other.............      31,233          80,941
  Stock option related compensation and severance costs.....          --           3,040
  Depreciation and amortization.............................       6,737          26,818
                                                                --------        --------
          Total costs and expenses..........................      47,474         148,727
          Loss from operations..............................     (25,187)        (65,184)
Other income (expense):
  Interest income...........................................       4,068           9,381
  Interest expense..........................................      (5,899)        (22,860)
  Equity in losses of affiliates............................      (1,642)             --
                                                                --------        --------
          Loss before minority interests and extraordinary
            item............................................     (28,660)        (78,663)
Minority interests..........................................       1,638             545
                                                                --------        --------
          Loss before extraordinary item....................     (27,022)        (78,118)
Extraordinary item -- loss related to debt repurchase.......          --         (10,101)
                                                                --------        --------
          Net loss..........................................    $(27,022)       $(88,219)
Accretion of preferred stock to liquidation value...........        (179)            (87)
                                                                --------        --------
          Net loss attributable to common stockholders......    $(27,201)       $(88,306)
                                                                ========        ========
Weighted average number of common shares outstanding --basic
  and diluted...............................................       1,128          17,462
                                                                ========        ========
Loss per common share -- basic and diluted:
  Loss per common share before extraordinary item...........    $ (24.11)       $  (4.49)
  Extraordinary item........................................          --           (0.57)
                                                                --------        --------
  Loss per common share.....................................    $ (24.11)       $  (5.06)
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON STOCK       ADDITIONAL
                                  PREFERRED   -------------------    PAID-IN     ACCUMULATED
                                    STOCK       SHARES     AMOUNT    CAPITAL       DEFICIT      TOTAL
                                  ---------   ----------   ------   ----------   -----------   --------
BALANCE AT DECEMBER 31, 1997....  $ 10,200     1,254,533    $ 1      $ 14,272     $ (51,474)   $(27,001)
  Issuance of common stock for
     exercise of options........        --       114,725     --           485            --         485
  Issuance of common stock for
     exercise of warrants.......        --       415,461      1            --            --           1
  Issuance of common stock in
     initial public offering,
     net of expenses............        --     5,735,000      6       120,814            --     120,820
  Issuance of common stock to
     private investor...........        --     4,493,877      4        99,995            --      99,999
  Issuance of Series D-1
     preferred stock in business
     combinations...............    26,726            --     --            --            --      26,726
  Accretion of redeemable
     preferred stock to
     liquidation value..........        --            --     --            --           (87)        (87)
  Issuance of common stock
     pursuant to conversion of
     Series D-1 preferred
     stock......................   (36,926)    2,214,513      2        36,924            --          --
  Issuance of common stock
     pursuant to conversion of
     Series A, B and C
     redeemable preferred
     stock......................        --    18,561,667     19        97,287            --      97,306
  Issuance of options in
     business combinations......        --            --     --         1,937            --       1,937
  Stock option related
     compensation and severance
     costs......................        --            --     --         2,640            --       2,640
  Net loss......................                                                    (88,219)    (88,219)
                                  --------    ----------    ---      --------     ---------    --------
BALANCE AT SEPTEMBER 30, 1998
  (UNAUDITED)...................  $     --    32,789,776    $33      $374,354     $(139,780)   $234,607
                                  ========    ==========    ===      ========     =========    ========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1998
                                                              -------------   -------------
Cash flows from operating activities:
  Net loss..................................................    $(27,022)       $ (88,219)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization..........................       6,737           26,818
     Minority interests' share of losses....................      (1,638)            (545)
     Equity in losses of affiliates.........................       1,642               --
     Stock option related compensation and severance
      costs.................................................          --            3,040
     Extraordinary item -- loss related to the repurchase of
      debt..................................................          --           10,101
     Changes in operating assets and liabilities, excluding
      effects of business combinations:
       Receivables..........................................      (2,110)          (1,979)
       Prepaid expenses and other current assets............      (2,593)            (899)
       Accounts payable.....................................        (359)            (889)
       Accrued expenses.....................................      (1,531)           3,720
       Accrued interest payable.............................       5,400           13,040
       Deferred revenue.....................................       1,012             (445)
                                                                --------        ---------
          Net cash used by operating activities.............     (20,462)         (36,257)
                                                                --------        ---------
Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements.......     (11,002)         (15,327)
  Acquisition of net assets in business combinations and
     investments in affiliates, net of cash acquired........     (28,796)        (121,432)
  Restricted cash and securities............................     (48,532)          19,689
  Other.....................................................      (1,045)          (2,242)
                                                                --------        ---------
          Net cash used by investing activities.............     (89,375)        (119,312)
                                                                --------        ---------
Cash flows from financing activities:
  Proceeds from lines of credit, notes payable and long-term
     debt...................................................     145,478          168,827
  Repayments of lines of credit and notes payable...........      (2,566)         (58,784)
  Repayments of capital lease obligations...................        (440)          (2,452)
  Proceeds from issuance of common and preferred stock, net
     of issuance costs......................................      20,530          221,304
                                                                --------        ---------
          Net cash provided by financing activities.........     163,002          328,895
                                                                --------        ---------
          Net increase in cash and cash equivalents.........      53,052          173,326
Cash and cash equivalents:
  Beginning of period.......................................      66,467           72,586
                                                                --------        ---------
  End of period.............................................    $119,519        $ 245,912
                                                                ========        =========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................    $     --        $  10,393
                                                                ========        =========
Supplemental disclosures of non-cash financing and investing activities:
  Equipment acquired through capital lease obligations......    $  1,923        $   7,209
                                                                ========        =========
  Warrants issued in connection with debt offering..........    $ 12,675        $      --
                                                                ========        =========
  Acquisition of net assets in business combination through
     issuance of preferred stock and preferred stock
     options................................................    $     --        $  28,663
                                                                ========        =========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Verio Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. The condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes for the period and year ended December 31, 1996 and 1997.

NOTE 2 -- BUSINESS COMBINATIONS AND INVESTMENTS IN AFFILIATES

     During the period from inception through December 31, 1997, the Company completed numerous business combinations, whereby the Company acquired newly issued preferred stock, shares of common stock, or certain net assets of several ISPs. In addition, during the nine months ended September 30, 1998, the Company purchased all of the remaining equity interests in eleven of the Company's affiliates in which it did not initially acquire a 100% ownership stake (each a "Buyout") and acquired 100% of the stock, or certain of the ISP-related assets, of twelve new Internet service providers ("ISPs"), for consideration consisting of cash, shares of Series-D Preferred Stock, or a combination of cash and shares of Series-D Preferred Stock (see note 4). During the three months ended September 30, 1998, the Company completed the acquisition of NTX, Inc. d/b/a TABNet ("TABNet") for $45.5 million in cash, and possible additional contingent consideration the payment of which is dependent on TABNet's financial performance through December 31, 1998. The Company currently does not anticipate that any material amount of additional consideration will be required to be paid for this acquisition. All acquisitions were accounted for using the purchase method of accounting. For those businesses acquired and consolidated, the results of operations for the acquired businesses are included in the Company's consolidated statement of operations from the dates of acquisition. Also during the three months ended September 30, 1998, the Company announced that it had entered into a definitive agreement to purchase Best Internet Communications, Inc. d/b/a Hiway Technologies ("Hiway") for total consideration consisting of cash in the aggregate amount of $101.0 million and approximately 8.67 million fully diluted shares of Verio Common Stock. Hiway has reported revenues of approximately $29.1 million for the nine months ended September 30, 1998. However, because the completion of the Hiway acquisition is subject to satisfaction of a number of closing conditions, the accompanying unaudited financial statements and the pro forma financial information below do not include this Company. Further, subsequent to September 30, 1998, the Company completed the acquisition of 80% of the equity of a German Web hosting company, whose revenues for the nine months ended September 30, 1998 were approximately $4.6 million. Because this acquisition was not completed until after September 30, 1998, the accompanying unaudited financial statements and the pro forma financial information below do not include this Company.

     The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if all material consolidated acquisitions completed through September 30, 1998 had occurred on January 1, 1997:

                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 1997            1998
                                                             -------------   -------------
                                                                (AMOUNTS IN THOUSANDS)
Revenue....................................................    $ 68,286        $ 96,502
Loss before extraordinary item and accretion of preferred
  stock....................................................     (43,297)        (87,035)
Net loss attributable to common stockholders...............     (43,476)        (97,223)
Loss per common share -- basic and diluted.................      (38.54)          (5.57)

                          VERIO INC. AND SUBSIDIARIES

These pro forma results do not necessarily represent results that would have occurred if the consolidated acquisitions had taken place as of January 1, 1997, nor are they necessarily indicative of the results of future operations.

NOTE 3 -- DEBT

     On March 25, 1998, the Company completed the private placement of $175.0 million principal amount of senior notes (the "1998 Notes"). The 1998 Notes are redeemable at the option of the Company commencing April 1, 2002. The 1998 Notes mature on April 1, 2005. Interest on the 1998 Notes, at the annual rate of 10 3/8%, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The 1998 Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future unsecured and senior indebtedness. The 1998 Notes contain terms that are substantially similar to the $150.0 million 13 1/2% Senior Notes due 2004 ("1997 Notes") issued in June 1997. The Company used approximately $54.5 million of the proceeds plus accrued interest to repurchase $50.0 million principal amount of the 1997 Notes. As a result, the Company was refunded approximately $13.3 million from the escrow account for the 1997 Notes, of which approximately $1.9 million was used to pay accrued and unpaid interest on the $50.0 million principal amount of 1997 Notes repurchased from Brooks Fiber Properties, Inc, a stockholder of the Company. This transaction resulted in an extraordinary loss of $10.1 million.

     On April 6, 1998, the Company entered into a credit facility ("the Bank Facility") with a group of commercial lending institutions that committed to provide a $57.5 million revolving credit facility secured by the stock of the affiliates that the Company owns currently or may own in the future and the Company's long haul capacity agreement with Qwest Communications Corporation. During the three months ended September 30, 1998, the Bank Facility was increased to $70 million. The Chase Manhattan Bank serves as agent for the Bank Facility. The Bank Facility requires no payments of principal until its maturity on December 31, 1999. The terms of the Bank Facility provide for borrowings at LIBOR + 2%. There is a commitment fee of 1/2% per annum on the undrawn amount of the Bank Facility and a one-time fee of 1/2% on any amounts drawn. The last $3.0 million of the Bank Facility can only be drawn for the payment of interest. No borrowings were outstanding under the Bank Facility at September 30, 1998.

     The Bank Facility sets forth covenants restricting, among other things, the Company's ability to borrow, to guarantee the debt of others, and to make borrowings at the subsidiary level. The Company is also limited in its ability to enter into transactions with affiliates, create liens on its assets, and make certain investments. In particular, Indebtedness, less cash (as defined in the "Bank Facility"), may not exceed 2.35 times annualized pro forma revenue for the most recent fiscal quarter. Dividends and certain types of investments are prohibited, as are liens incurred for borrowed money. Borrowings under the Bank Facility are required to be paid down with the proceeds of new Indebtedness, certain asset sales, Excess Cash Flow (as defined in the Bank Facility), or the net proceeds from insurance claims.

NOTE 4 -- PREFERRED STOCK

     Pursuant to the Company's Certificate of Incorporation, upon the effectiveness of the Company's initial public offering of shares of its Common Stock (the "IPO") on May 12, 1998 (note 5), all 20,776,180 shares of the Company's then-outstanding Series A, B and C Redeemable, Convertible Preferred Stock and Series D-1 Convertible Preferred Stock automatically converted to an equivalent number of shares of Common Stock.

NOTE 5 -- COMMON STOCK

     On May 12, 1998, the Company effected the IPO, in which 5,500,000 shares of the Company's Common Stock were issued for net proceeds of approximately $117.0 million after deduction of the underwriting

                          VERIO INC. AND SUBSIDIARIES
discounts, commissions and expenses of the IPO. Concurrently with the consummation of the IPO, the Company completed the sale of 4,493,877 shares of its Common Stock to an affiliate of Nippon Telegraph and Telephone Corporation for proceeds of approximately $100.0 million. On June 15, 1998, the underwriters in connection with the IPO exercised their option to purchase an additional 235,000 shares of Common Stock for approximately $5.1 million after deducting underwriting discounts and commissions.

NOTE 6 -- INCOME TAXES

     As of September 30, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $138.2 million which is available to offset future federal taxable income, if any, through 2011. The utilization of a portion of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. No tax benefit for such losses has been recorded by the Company in 1997 or 1998 due to uncertainties regarding the utilization of the loss carryforward.

NOTE 7 -- STOCK OPTION RELATED COMPENSATION AND SEVERANCE COSTS

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Since inception, the Company has granted stock options with exercise prices equal to the fair value of the underlying Common Stock, as determined by the Company's Board of Directors and based on the Company's other equity transactions. Accordingly, the Company has not recorded compensation expense related to the granting of stock options in 1996, 1997 and through February 28, 1998. Subsequent to February 28, 1998 and prior to the IPO, the Company granted options to employees with exercise prices which were less than $22 per share, which was the low end of the IPO filing range immediately prior to the IPO. The Company will record compensation expense totaling approximately $10.6 million, representing the difference between the strike prices of the options granted and $22 per share, pro rata over the forty-eight month vesting period of the options. This compensation expense will total approximately $2.0 million for the year ended December 31, 1998. The compensation expense related to the nine months ended September 30, 1998 is $1,269,000. Additionally, the Company incurred $1.4 million in compensation expense during the quarter ended June 30, 1998 primarily related to the accelerated vesting of options issued to Mark Johnson, the Company's former president who passed away in March 1998, and approximately $0.4 million in compensation expense during the quarter ended September 30, 1998 related to options issued to the Company's new president.

NOTE 8 -- INTEGRATION COSTS

     During the three months ended September 30, 1998, the Company recorded one-time expenses totaling approximately $3.4 million, primarily in connection with the Company's network and operational consolidation and the associated integration of a number of its previously acquired ISP operations. These expenses include approximately $1.9 million primarily related to severance costs in connection with the elimination of approximately 250 positions which are no longer necessary due to the integration of these functions onto the Company's national services. These terminations have begun and will continue for approximately nine months. The remaining liability for unpaid severance costs totaled approximately $1.7 million at September 30, 1998. The balance of the one-time integration expenses were primarily related to personnel relocation costs and costs associated with the cancellation of Internet access contracts and the closure of redundant POP facilities of acquired ISPs.

NOTE 9 -- SUBSEQUENT EVENTS

     Subsequent to September 30, 1998, the Company completed the acquisition of 80% of the equity of a German Web hosting company.

                          VERIO INC. AND SUBSIDIARIES

NOTE 10 -- IN-PROCESS RESEARCH AND DEVELOPMENT

     The Company is in the process of completing the valuation of the assets acquired and liabilities assumed in connection with certain of its recently completed acquisitions, (specifically TABNet), including the evaluation of in-process research and development costs. The Company expects to record a charge to operations for in-process research and development relating to certain of these recently completed acquisitions. The amounts of such charges are not presently determinable, but could be material. The Company is aware that the Securities and Exchange Commission ("SEC") is reviewing the assumptions and methodologies heretofore commonly used by companies in calculating such charges. The Company intends to follow recent guidance published by the SEC in its valuation of the assets acquired and liabilities assumed and, in particular, in the valuation of in-process research and development. However, there can be no assurance that, upon review, the SEC will not require the Company to allocate a larger amount of the acquisition costs to goodwill. Such reallocation could result in a restatement of previously published financial statements if the effects are material.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Unless the context otherwise requires, references herein to "Verio" or the "Company" are to Verio Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

     Verio is a leading provider of Internet connectivity, Web hosting, virtual private networks ("VPN"), e-commerce and other enhanced Internet services with an emphasis on serving small and medium sized businesses. Since its inception in March 1996, the Company has rapidly established a global presence through the acquisition, integration, and growth of local Internet service providers ("ISPs") with a business customer focus. Verio believes that small and medium sized businesses represent an attractive target market for the provision of Internet services due to this market's low current penetration levels and customer churn, and the expanding Internet needs of these businesses. The Company believes it has a unique competitive advantage in serving small and medium sized business customers through the combination of the technical competency and hands-on support provided through its local sales and engineering personnel with the quality and economic efficiency of Verio's national network, operational infrastructure and financial strength. Verio has quickly built critical mass by acquiring the stock or assets of, or making significant investments in, over 45 ISPs that provide a comprehensive range of Internet connectivity, Web hosting and other enhanced products and services to over 150,000 customer accounts providing locally based sales and engineering support in 39 of the top 50 MSAs in the U.S. under the Verio brand name and providing Web hosting services to customers in over 100 countries. Verio and its consolidated subsidiaries had total revenue of approximately $33.8 million for the three-month period ended September 30, 1998. Taking into account the combined revenue of all ISP operations acquired as of October 31, 1998, the pro forma combined revenue for the three-month period ended September 30, 1998 would have been approximately $35.7 million. Combined revenue includes the revenue of all of the ISPs that were owned 51% or more on or before October 31, 1998. The Company also has announced that it has executed an agreement with Best Internet Communications, Inc. d/b/a Hiway Technologies ("Hiway"), pursuant to which the Company has agreed to acquire all of the outstanding stock of Hiway (the "Hiway Acquisition"). The completion of the Hiway Acquisition, which the Company currently expects to complete by the end of 1998 (subject to the satisfaction of various closing conditions) would increase the Company's pro forma combined revenue for the three months ended September 30, 1998 to approximately $46.2 million.

     Initially, Verio's strategy was to acquire 51% to 100% of a large regional ISP, and a minority interest in smaller ISPs within designated geographic regions. Verio now generally seeks to acquire 100% of new ISPs and, during the second quarter of 1998, Verio completed the buyout of the remaining equity interests (each, a "Buyout") in all but one of the ISPs in which the Company initially acquired less than a 100% interest. Since that time, Verio has undertaken to consolidate the ownership and management of the acquired ISPs into five geographic operating regions, and to integrate the network operations, customer support, marketing efforts, financial and accounting systems, and other back-office functions onto the Company's national systems, in order to capture scale and operating efficiencies. The Company has incurred significant one-time costs in these consolidation efforts, but expects to recognize substantial long-term cost savings as a result of these expenditures. The Company has the contractual right to effect the Buyout of the one remaining ISP in which it does not currently hold 100% ownership (not including V-I-A Internet, Inc. ("VIANet") in which the Company holds an approximately 18% equity position). From January 1, 1998 through September 30, 1998, Verio incurred costs of approximately $52.0 million, in the aggregate, in connection with a total of 11 Buyouts, and approximately $84.8 million for acquisitions, which amounts were paid with a combination of cash, shares of Verio stock and options to acquire stock. As a result of its acquisitions, and the limited amount of fixed assets required to operate an ISP, Verio has recorded significant amounts of goodwill, and expects goodwill to increase significantly during 1998, primarily due to the Hiway Acquisition.

     During July 1998, Verio announced its two largest acquisitions to date: The acquisition of NTX, Inc. d/b/a TABNet ("TABNet") was consummated on July 7, 1998 (the "TABNet Acquisition). In the TABNet Acquisition, the Company paid an initial purchase price of $45.5 million in cash to TABNet's shareholders. While the TABNet Acquisition Agreement provided for additional contingent payments to be paid based on TABNet's performance through the end of 1998, the Company does not currently anticipate that any material amount of additional consideration will be required to be paid. In connection with the Hiway Acquisition, announced on July 29, 1998, the Company has agreed to pay total consideration of approximately $101.0 million in cash and 8.67 million fully diluted shares of Verio's Common Stock to Hiway's shareholders, option holders and warrant holders.

     To fund its acquisitions and operations, through September 30, 1998, Verio had raised approximately $320.5 million of equity capital, including approximately $117.0 million (after deduction of underwriting discounts, commissions and expenses) in connection with its initial public offering of Common Stock ("the IPO") and approximately $100.0 million in connection with its sale of Common Stock to an affiliate of Nippon Telegraph and Telephone Corporation ("NTT"), both of which occurred in May 1998. On June 15, 1998, pursuant to the partial exercise, at the request of the managing underwriters, of the over-allotment option granted to the underwriters in the IPO, the Company raised an additional $5.1 million after deduction of underwriting discounts and commissions (the "Over-Allotment Offering"). The Company also issued $150.0 million principal amount of 13 1/2% Senior Notes due 2004 ("the 1997 Notes") to a group of institutional investors and Brooks Fiber Properties, Inc. ("Brooks"), $100.0 million of which remain outstanding following the repurchase of $50.0 million principal amount of the 1997 Notes previously held by Brooks (the "Refinancing"). On March 25, 1998, the Company consummated the sale of $175.0 million principal amount of 10 3/8% Senior Notes due 2005 ("the 1998 Notes"), a portion of the proceeds of which was used to effect the Refinancing. See
"-- Liquidity and Capital Resources."

     The Company has incurred net losses since its inception, and management expects to incur significant additional losses as the Company continues its acquisition program, the development of its national network, the implementation of its national services and systems, and the integration of the operations it acquires. For the period from inception to December 31, 1996, the year ended December 31, 1997, and the nine-month period ended September 30, 1998, the Company reported net losses of $5.1 million, $46.3 million, and $88.3 million, respectively. The extent to which the Company continues to experience negative cash flow will depend upon a number of factors, including the number and size of its further acquisitions, the expenses and time required to integrate acquired operations and capture operating efficiencies, and the ability to generate increasing revenue and cash flow. While the Company anticipates that it will recognize various economies and efficiencies of scale as a result of the integration of the operations of the ISPs it has acquired and continues to acquire, the process of consolidating the businesses and implementing the strategic integration of the Company and its acquired operations may take a significant period of time, will place a significant strain on the Company's resources, and could subject the Company to additional expenses during the integration process. The timing and amount of expenditures related to the Company's cost-saving initiatives and integration efforts may be difficult to predict. The Company may increase near-term expenditures in order to accelerate the integration and consolidation of acquired operations with the goal of achieving longer-term cost savings and improved profitability.

RESULTS OF OPERATIONS

  REVENUE

     The Company derives the majority of its revenue from business customers who purchase dedicated Internet connections and enhanced services such as Web hosting. Verio's subsidiaries offer a broad range of connectivity options to their customers including dedicated, dial-up, Integrated Services Digital Network ("ISDN"), frame relay and point-to-point connections. Dedicated connection customers typically sign a contract for one to three years of service that provides for fixed, recurring monthly service charges, and pay a one-time setup fee. These charges vary depending on the type of service, the length of the contract, and local market conditions. Dial-up customers also typically pay a one-time setup fee and recurring monthly service charges. Fees and service charges for enhanced services vary from product to product. For example, Web hosting customers typically pay a one-time setup fee and fixed monthly service charges that vary depending on the amount of disk space and bandwidth required. In contrast, domain name registration customers pay a one-time fee. Additional sources of enhanced services and other revenue include e-commerce, virtual private networks, security services, co-location services, consulting and the sales of equipment and customer circuits. Revenue related to Internet connectivity and enhanced services is recognized as the services are provided. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as services are rendered.

     Currently, connectivity services provide a majority of total revenue. However, revenue from enhanced services, especially Web hosting, is expected to represent an increasing percentage of total revenue in future periods. With the TABNet Acquisition and the announced Hiway Acquisition, the Company expects that revenue from enhanced services and other revenue, including Web hosting, will exceed 50% of its total revenue. Revenue from business customers currently represents approximately 90% of total revenue. In addition to the growth that the Company has achieved through acquisitions, revenue is also expected to increase due to internal growth. In the past, the Company has experienced some seasonality in its internal revenue growth, with the period of higher growth being the fall and winter.

  Three months ended September 30, 1997 compared to the three months ended September 30, 1998

     Total consolidated revenue increased 251% from $9.6 million for the three months ended September 30, 1997, to $33.8 million for the three months ended September 30, 1998. Internet connectivity represented 62% and 61% of total revenue for the three months ended September 30, 1997 and the three months ended September 30, 1998, respectively, with the balance derived from enhanced services and other. The increase in enhanced services and other revenue as a percentage of total revenue is due to acquisitions and increased sales of enhanced services, and is expected to increase further due to the July 1998 acquisition of TABNet, and the anticipated completion of the announced agreement to acquire Hiway. The increase in revenue from the three months ended September 30, 1997 to the three months ended September 30, 1998 was primarily due to the acquisitions of ISPs subsequent to September 30, 1997. Revenue attributable to acquisitions completed subsequent to September 30, 1997 accounted for $20.0 million or 59% of total revenue for the three months ended September 30, 1998. The larger acquisitions completed subsequent to September 30, 1997, contributed the following revenue amounts for the three months ended September 30, 1998:
$3.5 million from Clark Internet Services, Inc. and Monumental Network System, Inc. (whose operations have been consolidated); $3.4 million from TABNet; and, $1.7 million from Internet Servers, Inc.

  Nine months ended September 30, 1997 compared to the nine months ended September 30, 1998

     Total consolidated revenue increased 275% from $22.3 million for the nine months ended September 30, 1997, to $83.5 million for the nine months ended September 30, 1998. Internet connectivity represented 65% and 64% of total revenue for the nine months ended September 30, 1997 and the nine months ended September 30, 1998, respectively, with the balance derived from enhanced services and other. The increase in enhanced services and other revenue as a percentage of total revenue is due to acquisitions and increased sales of enhanced services. The increase in revenue from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 was primarily due to the acquisitions of ISPs subsequent to September 30, 1997. Revenue attributable to acquisitions completed subsequent to September 30, 1997 accounted for $42.8 million or 51% of total revenue for the nine months ended September 30, 1998. The larger acquisitions completed subsequent to September 30, 1997 contributed the following revenue amounts for the nine months ended September 30, 1998: $8.5 million from Clark Internet Services, Inc. and Monumental Network System, Inc. (whose operations have been consolidated); $4.7 million from Internet Servers, Inc.; and, $3.4 million from TABNet.

  COSTS OF SERVICE AND OPERATING EXPENSES

     Internet services operating costs consist primarily of local telecommunication expense, Internet access expense and the cost of equipment and customer circuits sold. Local telecommunications expense represents the cost of transporting data between the Company's Points of Presence ("POPs") and a transit provider, or circuits from the customer's location to one of the POPs. As of September 30, 1998, 35 of the ISPs acquired prior thereto were utilizing the Verio national network for their Internet access. In March 1998, the Company signed a long-term long haul capacity agreement with Qwest Communications Corporation ("Qwest") (the "Capacity Agreement") in order to reduce the per unit costs of such services. There will not be a significant effect on the results for 1998 from this agreement due to the time required to convert from existing circuits; however, the Company expects that the pricing advantages provided by this agreement will substantially reduce the cost of these services in future years. Additionally, the Company has the right to prepay its minimum commitment, which would allow the capitalization of costs (to the extent prepaid) under this contract. Such capitalized costs would be amortized to operations over the term of the agreement. The amount of the prepayment at September 30, 1998 would have been approximately $60.0 million. The Company has incurred certain one-time expenses in connection with the cancellation of Internet access contracts of acquired ISPs and the consolidation of duplicate POPs that resulted from overlapping acquisitions, closing a total of 31 POPs during the first nine months of 1998.

     Selling, general and administrative and other expenses consist primarily of salaries and related employment expenses, consulting, travel and entertainment, rent, and utilities. During the three months ended September 30, 1998, the Company incurred approximately $3.5 million in higher sales and marketing expenses compared to the immediately prior three-month period, reflecting the Company's increase in quota-carrying salespeople, a national advertising and marketing campaign, and other sales-related efforts. In addition, the Company recorded a one-time charge relating to integration activities of approximately $1.9 million in connection with the elimination of approximately 250 positions, which are no longer necessary due to the integration of these functions onto Verio's national services.

     Depreciation is provided over the estimated useful lives of the assets ranging from 3 to 5 years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a ten-year period.

  Three months ended September 30, 1997 compared to the three months ended September 30, 1998

     Internet services operating costs were 42% and 45% of total revenue for the three months ended September 30, 1997 and the three months ended September 30, 1998, respectively. Total consolidated Internet services operating costs increased $11.0 million or 274% from the three months ended September 30, 1997 to the three months ended September 30, 1998 primarily due to the acquisitions of ISPs subsequent to September 30, 1997. The Company expects Internet services operating costs to increase in absolute dollars but to decrease as a percentage of total revenue over time as additional ISPs are integrated onto Verio's national network, as enhanced services become a larger percentage of total revenue, and as the Capacity Agreement with Qwest is implemented.

     Selling, general and administrative and other expenses decreased from 139% to 104% of total revenue for the three months ended September 30, 1997 compared to the three months ended September 30, 1998. Total selling, general and administrative and other expenses increased $21.7 million or 162% from the three months ended September 30, 1997 to the three months ended September 30, 1998 primarily due to acquisitions completed subsequent to September 30, 1997. In addition, expenses for the three months ended September 30, 1998 included approximately $3.4 million in one-time charges primarily in connection with the Company's network and operational consolidation and the associated integration of a number of its previously acquired ISP operations. These expenses include approximately $1.9 million primarily related to severance costs in connection with the elimination of approximately 250 positions which are no longer necessary due to the integration of these functions onto the Company's national services. These terminations have begun and will continue for approximately nine months. The remaining liability for unpaid severance costs totaled approximately $1.7 million at September 30, 1998. The balance of the one-time integration expenses were primarily related to personnel relocation costs and costs associated with the cancellation of Internet access contracts and the closure of redundant POP facilities of acquired ISPs. Corporate selling, general and administrative expenses including the one-time charges declined from 68% of total revenue for the three months ended September 30, 1997 to 31% for the three months ended September 30, 1998. Consolidated sales and marketing expenses decreased from 34% of total revenue for the three months ended September 30, 1997 to 32% for the three months ended September 30, 1998, due in part to efficiencies gained from the regionalization and nationalization of certain sales and marketing functions.

  Nine months ended September 30, 1997 compared to the nine months ended September 30, 1998

     Internet services operating costs were 43% and 45% of total revenue for the nine months ended September 30, 1997 and the nine months ended September 30, 1998, respectively. Total consolidated Internet services operating costs increased $28.4 million from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 primarily due to the acquisitions of ISPs subsequent to September 30, 1997. Internet services operating costs attributable to corporate operations were 14% of total Internet services operating costs for the nine months ended September 30, 1997, compared to 21% of total Internet services operating costs for the nine months ended September 30, 1998. This increase is primarily due to the conversion of acquired ISPs onto Verio's national network. The Company expects Internet services operating costs to increase in absolute dollars but to decrease as a percentage of total revenue over time as additional acquired ISPs are integrated onto Verio's national network, as enhanced services become a larger percentage of total revenue, and as the Capacity Agreement with Qwest is implemented.

     Selling, general and administrative and other expenses decreased from 140% to 97% of total revenue from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. Total selling, general and administrative and other expenses increased $49.7 million or 159% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 primarily due to acquisitions completed subsequent to September 30, 1997. In addition, the Company incurred $3.4 million in one-time charges in connection with the Company's network and operational consolidation and the associated integration of a number of its previously acquired ISP operations. These expenses include approximately $1.9 million primarily related to severance costs in connection with the elimination of approximately 250 positions which are no longer necessary due to the integration of these functions on to the Company's national services. These terminations have begun and will continue for approximately nine months. The remaining liability for unpaid severance costs totaled approximately $1.7 million at September 30, 1998. The balance of the one-time integration expenses were primarily related to personnel relocation costs and costs associated with the cancellation of Internet access contracts and the closure of redundant POP facilities of acquired ISPs. Corporate selling, general and administrative expenses including the one-time expenses decreased from 59% of total revenue for the nine months ended September 30, 1997 to 29% for the nine months ended September 30, 1998. Consolidated sales and marketing expenses decreased from 32% of total revenue for the nine months ended September 30, 1997 to 27% for the nine months ended September 30, 1998, due in part to efficiencies gained from the regionalization and nationalization of certain sales and marketing functions.

     The Company expects selling, general and administrative expenses to continue to increase in absolute dollars but to decrease as a percentage of total revenue as the Company acquires additional Internet businesses, allowing it to spread its corporate overhead over a larger revenue base, as its scaleable systems reduce the incremental costs of supporting additional revenue, as sales force productivity increases with experience, and as indirect selling channels are expanded. The Company anticipates that increases in absolute dollar terms will be primarily due to increased personnel resulting from acquisitions and additional expenditures in sales and marketing. Depreciation and goodwill amortization are expected to continue to increase significantly as a result of the Company's acquisition and investment strategies. Also, the Company expects that it will continue to incur significant one-time integration expenses related to its strategy of acquiring and regionalizing ISP operations, and integrating those operations onto the Company's national systems.

  OTHER EXPENSES

     Interest expense increased from $5.9 million for the nine months ended September 30, 1997 to $22.9 million for the nine months ended September 30, 1998, primarily as a result of the issuance of the 1997 Notes in June 1997 and the issuance of the 1998 Notes in March 1998. Interest income increased from $4.1 million for the nine months ended September 30, 1997 to $9.4 million for the nine months ended

September 30, 1998 due to increased cash balances resulting from the debt and equity offerings. See "--Liquidity and Capital Resources."

     The Company incurred an extraordinary loss of $10.1 million related to the Refinancing (as defined). See "-- Liquidity and Capital Resources."

  INCOME TAXES

     As of September 30, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $138.2 million which is available to offset future federal taxable income, if any, through 2011. The utilization of a portion of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. No tax benefit for such losses has been recorded by the Company in fiscal 1997 or 1998 due to uncertainties regarding the utilization of the loss carryforward.

  STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Since inception, the Company has granted stock options with exercise prices equal to the fair value of the underlying Common Stock, as determined by the Company's Board of Directors and based on the Company's other equity transactions. Accordingly, the Company has not recorded compensation expense related to the granting of stock options in 1996, 1997 and through February 28, 1998. Subsequent to February 28, 1998, and prior to the IPO, the Company granted options to employees with exercise prices which were less than $22 per share which was the low end of the IPO filing range immediately prior to the IPO. The Company will record compensation expense totaling approximately $10.6 million, representing the difference between the strike prices of the options granted and $22 per share, pro rata over the forty-eight month vesting period of the options. This compensation expense will total approximately $2.0 million for the year ended December 31, 1998 and was $1.3 million at September 30, 1998. Additionally, the Company incurred $1.4 million in compensation expense during the quarter ended June 30, 1998 primarily related to the accelerated vesting of options issued to Mark Johnson, the Company's former president who passed away in March 1998, and approximately $0.4 million in compensation expense during the quarter ended September 30, 1998, related to options issued to the Company's new president.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business and acquisition strategy has required and will continue to require substantial capital for investments in Internet businesses, capital expenditures for expansion of services, operating losses and working capital. Net cash used by operating activities was $36.3 million during the nine months ended September 30, 1998, which includes an increase in cash of $12.5 million related to working capital items.

     Net cash used by investing activities was $119.3 million during the nine months ended September 30, 1998, primarily related to purchases of fixed assets of $15.3 million and approximately $121.4 million for acquisitions, which was partially offset by $19.7 million provided from the release of the restricted cash related to the Refinancing, which includes $6.5 million of net interest payments on the 1997 Notes. Net cash provided by financing activities was $328.9 million during the nine months ended September 30, 1998, primarily from the IPO, the 1998 Notes, and the NTT investment.

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

     On April 6, 1998, Verio entered into a credit facility ("the Bank Facility") with a group of commercial lending institutions that committed to provide a $57.5 million revolving credit facility secured by the stock of the ISPs that Verio owns currently or may own in the future and the Capacity Agreement with Qwest. During the three months ended September 30, 1998, the Bank Facility was increased to $70 million. The Chase Manhattan Bank serves as agent for the Bank Facility. The Bank Facility requires no payments of principal until its maturity on December 31, 1999. The terms of the Bank Facility provide for borrowings at LIBOR + 2%. There is a commitment fee of 1/2% per annum on the undrawn amount of the Bank Facility and a one-time fee of 1/2% on any amounts drawn. The last $3.0 million of the Bank Facility can only be drawn for the payment of interest. As of October 30, 1998, the Company had made no borrowings under the Bank Facility.

     The Bank Facility sets forth covenants restricting, among other things, the Company's ability to borrow, to guarantee the debt of others, and to make borrowings at the subsidiary level. The Company is also limited in its ability to enter into transactions with affiliates, create liens on its assets, and make certain investments. In particular, Indebtedness (less cash), as defined in the Bank Facility, may not exceed 2.35 times annualized pro forma revenue for the most recent fiscal quarter. The Company's current indebtedness incurrence capacity is approximately 2.35 times its annualized pro forma revenue. Dividends and certain types of investments are prohibited, as are liens incurred for borrowed money. Borrowings under the Bank Facility are required to be paid down with the proceeds of new Indebtedness, certain asset sales, Excess Cash Flow (as defined in the

Bank Facility), or the net proceeds from insurance claims. As of October 30, 1998, the Company is in compliance with the provisions of each of the material agreements under which it has incurred indebtedness.

     On May 12, 1998, the Company effected its IPO, selling 5,500,000 shares of the Company's Common Stock for net proceeds of approximately $117.0 million after deducting underwriting discounts, commissions and expenses. Concurrently with the IPO, the Company completed the sale of 4,493,877 shares of its Common Stock to an affiliate of NTT for net proceeds of approximately $100.0 million. On June 15, 1998, pursuant to the partial exercise, at the request of the managing underwriters, of the over-allotment option granted to the underwriters in the IPO, the Company sold an additional 235,000 shares in the Over-Allotment Offering. The net proceeds from the Over-Allotment Offering were approximately $5.1 million after deducting underwriting discounts and commissions.

     As of September 30, 1998, the Company had approximately $245.9 million in cash and cash equivalents (excluding restricted cash). The Company's business plan currently anticipates investments of approximately $250 million over the next 12 months for capital expenditures, currently anticipated acquisitions, operating losses and working capital, including approximately $101.0 million for the acquisition of Hiway which is currently anticipated to close by the end of 1998. EBITDA losses increased from $(18.5) million for the nine months ended September 30, 1997 to $(38.4) million for the nine months ended September 30, 1998 despite an increase in revenue from $22.3 million for the nine months ended September 30, 1997 to $83.5 million for the nine months ended September 30, 1998. EBITDA as a percentage of revenue improved from (83%) to (46%) for the nine months ended September 30, 1997 and the nine months ended September 30, 1998, respectively. Cash flows from operations declined from $(20.5) million for the nine months ended September 30, 1997 to $(36.3) million for the nine months ended September 30, 1998. Cash flows from operations as a percentage of revenue improved from (92%) to (43%) from the nine months ended September 30, 1997 and 1998, respectively. The Company incurred $80.9 million in selling, general and administrative expenses during the nine months ended September 30, 1998 as it invested in scaleable systems, hiring and sales training, and network improvements, that it expects will result in incremental revenue at reduced incremental costs. Although the Company is seeking to reduce EBITDA losses as a percentage of revenue over time, there can be no assurance that the Company will be able to do so, or that the rate of any reduction in EBITDA losses will be as rapid as is being sought by the Company. EBITDA represents earnings (loss) from operations before interest, taxes, depreciation, amortization and provision for loss on write-offs of investments in ISPs and fixed assets and includes non-cash stock option compensation and severance costs of $3.0 million on a historical basis for the nine months ended September 30, 1998. The primary measure of operating performance is net earnings (loss). Although EBITDA is a measure commonly used in the Company's industry, it should not be construed as an alternative to net earnings (loss), determined in accordance with generally accepted accounting principles ("GAAP"), as an indicator of operating performance or as an alternative to cash flows from operating activities, determined in accordance with GAAP. In addition, the measure of EBITDA presented herein by the Company may not be comparable to other similarly titled measures of other companies.

     Since the completion of substantially all of the Buyouts during the first six months of 1998, the Company has focused considerable effort on, and incurred significant expense in connection with, the consolidation of the ownership and management and integration of the operations of the ISPs it has acquired to date. During the three months ended September 30, 1998, the Company recorded one-time expenses totaling approximately $3.4 million primarily in connection with the Company's network and operational consolidation and integration strategy, including approximately $1.9 million primarily related to the elimination of approximately 250 positions which are no longer necessary due to the integration of these functions into the Company's national services, and other costs associated with personnel relocation and the cancellation of Internet access contracts and the closure of redundant POP facilities of acquired ISPs. The Company continues to incur costs for system upgrades and integration of TABNet's operations onto Verio's network, customer care, billing and financial systems, and expects to incur similar expenses associated with the integration of additional ISP and Web hosting operations it acquires (including Hiway). While the Company anticipates that these expenses could be significant, it also expects to derive significant long-term savings as a result of synergies resulting from telco and transit cost reductions, shared data centers, joint product development, shared infrastructure and increased economies of scale made possible by the consolidation and integration of its operations.

     The Company's anticipated expenditures are inherently uncertain and will vary widely based on many factors including operating performance and working capital requirements, the cost of additional acquisitions and investments, the requirements for capital equipment to operate the Company's business, and the Company's ability to raise additional funds. Accordingly, the Company may need significant amounts of cash in excess of its plan, and no assurance can be given as to the actual amounts of the Company's expenditures and additional capital requirements. The Company is constantly evaluating potential acquisition and other strategic transaction opportunities, which could significantly affect the Company's business plan and cash needs. The Company intends to use a significant portion of its cash for acquisitions, and will have to increase revenue without a commensurate increase in costs to generate sufficient cash to enable it to meet its debt service obligations as described above. There can be no assurance that the Company will have sufficient resources to fund its continued acquisition efforts, particularly if operating losses continue to increase or additional acquisition or other strategic opportunities become available, or that the Company will be able to successfully raise additional capital.

     The Company expects to meet its capital needs with cash on hand, proceeds from the sale, or issuance of capital stock, credit facilities (including the Bank Facility), lease financing, and additional debt. In the near term, the Company intends to use its excess cash and the Bank Facility, which provides for up to $70.0 million in credit until it matures on December 31, 1999. Over the longer term, the Company will be dependent on increased operating cash flows, and, to the extent cash flow is not sufficient, the availability of additional financing, to meet its debt service obligations. As an ongoing matter, the Company evaluates the potential sources of capital that may be available to it, including public and private sales of equity, the issuance of debt securities, bank financing, and other sources, taking into account market conditions, available terms, the current trading price of its stock, and other factors. There can be no assurance that the Company will be able to service its indebtedness. Insufficient funding may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth and its ability to realize economies of scale. In addition, the Company's operating flexibility with respect to certain business activities is limited by covenants associated with its indebtedness. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in business activities that may be in the interest of the Company.

NEW ACCOUNTING STANDARDS

     During 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting No. 130, Reporting Comprehensive Income (SFAS 130), No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS
131) and No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. During 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities (SOP 97-5). The adoption of these pronouncements did not and are not expected to have a significant effect on the Company's financial position or results of operations.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operations will be affected in some way.

     The Company is currently engaged in a two-phase process to evaluate its internal status with respect to the Year 2000 issue. In the first phase, which the Company expects to complete in the fourth quarter of 1998, the Company is conducting an assessment of its national systems in Denver, Colorado, Dallas, Texas and its east operating region, including both IT systems and non-IT systems such as hardware containing embedded technology, for Year 2000 compliance. Verio has hired outside consultants and utilizes certain employees in its phase one evaluation. To date the costs and expenses of such outside consultants and employees of the Company have not been material. While the remaining phase one costs are difficult to estimate, the Company does not currently anticipate that such costs will be material. To date, the Company has not discovered Year 2000 issues in the course of its assessment that would have a material adverse effect on the business, results of operations or financial condition of the Company; however there can be no assurance that the Company will not discover Year 2000 issues upon the completion of phase one.

     Phase two of the process, which is expected to be completed during the second quarter of 1999, will involve taking any needed corrective action to bring systems into compliance and to develop a contingency plan in the event any non-compliant critical systems remain by January 1, 2000. As part of this phase, the Company will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. Although the Company cannot currently estimate the magnitude of such impact, if systems material to the Company's operations have not been made Year 2000 compliant upon completion of this phase, the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

     To date, the costs incurred by the Company with respect to phase two have not been material. Future costs will remain difficult to estimate until the completion of phase one; however, the Company does not currently anticipate that such costs will be material.

     Concurrently with the two-phase analysis of its internal systems, the Company has begun to survey third-party entities with which the Company transacts business, including critical vendors and financial institutions, for Year 2000 compliance. The Company expects to complete this survey in the first quarter of 1999. At this time the Company cannot estimate the effect, if any, that non-compliant systems at these entities could have on the business, results of operations or financial condition of the Company, and there can be no assurance that the impact, if any, will not be material.

     Based on the steps being taken to address this issue and the progress to date, the Company believes that the Year 2000 compliance expenses will not have a material adverse effect on the Company's earnings. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. As a result, if preventative and/or corrective actions by the Company or those with whom the Company does business are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

     The statements included in the discussion and analysis below that are not historical or factual are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, apply to forward-looking statements made by the Company. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the Company's Current Report on Form 8-K dated July 7, 1998, and the Company's Current Report on form 8-K filed on October 28, 1998. Management cautions the reader that these forward-looking statements addressing the timing, costs and scope of its acquisition of, or investments in, existing ISPs, the revenue and profitability levels of the ISPs in which it invests, the anticipated reduction in operating costs resulting from the integration and optimization of those ISPs, and other matters contained herein or therein from time to time regarding matters that are not historical facts, are only predictions. No assurance can be given that future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions will not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company, or any other person that these estimates and projections will be realized and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is currently not party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Not Applicable

     (b) Not Applicable

     (c) Not Applicable

     (d) Use of Proceeds from Sales of Registered Securities. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has completed the IPO. As of September 30, 1998, the Company has used the proceeds from the IPO, the proceeds from the issuance of 235,000 shares of common stock pursuant to the Over-Allotment Offering, and the proceeds of the NTT investment, for the following purposes: $53.9 million for general operating expenses, $19.1 million for transit and other telecommunications expense, $60.1 million for acquisitions and $10.0 million for capital equipment, for a total of $143.1 million. Total net proceeds from the above-mentioned sales were $222.1 million. The balance of $79.0 million has been invested in short term, high quality money market instruments. The Company expects to use the remaining net proceeds of the IPO, together with the cash proceeds received from the sale of the NTT Shares to further the Company's acquisition and investment strategy, to continue the development and implementation of the national backbone, customer care center, network operations center and billing and accounting services and to fund the Company's general working capital requirements. None of the net proceeds of the IPO were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Stockholders who wish to present proposals for inclusion in the Company's proxy materials in connection with the 1999 Annual Meeting of Stockholders must submit such proposals in writing to the Secretary at 8005 South Chester Street, Suite 200, Englewood, Colorado 80112 not later than February 17, 1999. In addition, any stockholder proposal submitted with respect to the Company's 1999 Annual Meeting of Stockholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if written notice thereof is received by the Company less than 30 or more than 60 days prior to the meeting; provided, that, to be considered timely, in the event that less than 40 days notice or prior public disclosure of the date of the meeting is given or made to the stockholders, proposals must be received not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting was mailed or publicly disclosed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     See attached exhibit index.

     (b) Reports on Form 8-K

     On July 7, 1998, the Company filed a Current Report on Form 8-K, dated July 7, 1998, describing various risk factors applicable to the Company, its operations and investments in the Company, including as an Exhibit a press release issued by the Company announcing its acquisition TABNet.

     On July 21, 1998, the Company filed a Current Report on Form 8-K, dated July 21, 1998, relating to the TABNet acquisition, which disclosed further details of the agreement to acquire TABNet.

     On August 10, 1998, the Company filed a Current Report on Form 8-K, dated August 10, 1998, reporting that the Company, Purple Acquisition, Inc., a California corporation and a wholly-owned subsidiary of the Company ("Purple"), and Best Internet Communications, Inc., a California corporation ("Best"), entered into an Agreement and Plan of Merger, dated July 28, 1998 (the "Merger Agreement"), providing for the merger of Best with and into Purple, with Purple surviving as a wholly-owned subsidiary of the Company. The Current Report included as an Exhibit a press release issued by the Company and Best relating to the Merger Agreement.

     On August 10, 1998, the Company filed a Current Report on Form 8-K, dated August 10, 1998, announcing the extension of the expiration date of the exchange offer for the Company's outstanding $100,000,000 principal amount of 13 1/2% Senior Notes due 2004 and $175,000,000 principal amount of 10 3/8% Senior Notes due 2005, pursuant to a Registration Statement on Form S-4, which was declared effective by the Securities and Exchange Commission on July 14, 1998. The Current Report included as an Exhibit a press release issued by the Company relating to the extension of the exchange offer.

     On September 18, 1998, the Company filed an amended Current Report on Form 8-K, dated September 18, 1998, containing financial statements and pro forma financial information regarding TABNet, which the Company acquired on July 6, 1998. The amended Current Report included as an Exhibit the consent of KPMG Peat Marwick LLP, independent auditors for the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VERIO INC.


Date: November 16, 1998                                        /s/ PETER B. FRITZINGER
                                                -----------------------------------------------------
                                                                 Peter B. Fritzinger
                                                               Chief Financial Officer

Date: November 16, 1998                                       /s/ CARLA HAMRE DONELSON
                                                -----------------------------------------------------
                                                                Carla Hamre Donelson
                                                    Vice President, General Counsel and Secretary

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  27                Financial Data Schedule