Form 10-K
period 1998-12-31
VERIO INC
filed 1999-03-31
CIK 1040956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                             ---------------------
                         COMMISSION FILE NUMBER 0-24219
                             ---------------------

                                   VERIO INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      84-1339720
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation and organization)                      Identification No.)

        8005 SOUTH CHESTER STREET, SUITE 200, ENGLEWOOD, COLORADO 80112
          (Address of principal executive offices, including zip code)

                                 (303) 645-1900
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PER SHARE
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 26, 1999 as reported on the Nasdaq National Market, was approximately $1,166,208,496. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 26, 1999 the Registrant had outstanding 36,928,589 shares of Common Stock.
                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 17, 1999 are incorporated by reference into
   Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                   VERIO INC.

                                                                        PAGE NO.
                                                                        --------
PART I
Item 1.   BUSINESS....................................................       1
Item 2.   PROPERTIES..................................................      30
Item 3.   LEGAL PROCEEDINGS...........................................      30
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      30
PART II
Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................      31
Item 6.   SELECTED FINANCIAL DATA.....................................      32
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................      34
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................      44
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      45
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................      45
PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      46
Item 11.  EXECUTIVE COMPENSATION......................................      46
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................      46
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      46
PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................      47
SIGNATURES............................................................      51
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE...............     F-1

                                     PART I

ITEM 1. BUSINESS.

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, and specifically in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this Annual Report on Form 10-K are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Registrant. These forward-looking statements involve risks and uncertainties, including those identified within "Factors Affecting Future Operating Results" beginning on page 17 below and elsewhere in, or incorporated by reference into, this Annual Report on Form 10-K. The actual results that the Registrant achieves may differ materially from any forward-looking projections due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Registrant assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Registrant in this Annual Report on Form 10-K and in the Registrant's other reports filed with the Securities and Exchange Commission (the "Commission") that attempt to advise interested parties of the risks and factors that may affect the Registrant's business. This Annual Report on Form 10-K for the year ended December 31, 1998 contains trademarks of the Registrant and its affiliates, and may contain trademarks, trade names and service marks of other parties. References to "Verio" or the "Registrant" are to Verio Inc. and its subsidiaries.

OVERVIEW

     Verio is a leading provider of comprehensive Internet services with an emphasis on serving the small and medium sized business market. We provide our customers with the telecommunications circuits that permit them to make connections to and transmissions over the Internet. We also host their Web sites, allowing them to make information concerning their business, operations, products and services available broadly over the Internet to other Internet users. Finally, we offer an expanding package of enhanced Internet tools such as electronic commerce -- enabling our customers to conduct transactions with their customers and vendors over the Internet -- and virtual private networks -- permitting our customers to engage in private communications with their employees, vendors, customers and suppliers, with whom secure Internet communication capabilities are important.

     Since our incorporation in March 1996, Verio has grown very rapidly, establishing a global presence through the acquisition, integration and organic growth of over 45 local, regional, national and international providers of Internet connectivity, Web hosting and other enhanced Internet services. Currently, Verio provides locally based sales and engineering support for our Internet services in 41 of the top 50 metropolitan statistical areas in the U.S. and we provide Web hosting services to customers in over 170 countries. Through the acquisition of iServer, TABNet and Hiway, Verio has established itself as the largest Web hosting company in the world based on the number of domain names (such as yourcompany.com) that we host. As of December 31, 1998, including all acquisitions we had completed as of that date, Verio served over 160,000 customer accounts, including over 80,000 hosted Web sites, with combined pro forma revenues for the three-month period ending on that date of approximately $39.9 million. The acquisition of Hiway, which we completed in January 1999, increased our total customer accounts to over 260,000, the number of Web sites hosted to over 180,000, and our combined pro forma revenues for the fourth quarter of 1998 to approximately $50.4 million, approximately half of which is derived from Web hosting and other enhanced services. With our large existing customer base and strong, balanced position in both the Internet access and Web hosting service platforms, we believe that we will be able to derive increasing revenue from these customers and facilitate our goal of attaining profitability, by continuing to offer them higher functionality Web sites, an expanding array of value-added services, and the additional access bandwidth that is necessary to support these services.

     We are continuing to integrate the operations we have acquired onto our national network and common administrative support services in order to capture economies of scale, derive operational efficiency and control, and improve the quality, consistency and scalability of our services. Verio supports and manages its operations with highly reliable and scalable national infrastructure and systems, including a "Tier One" national network and proprietary Web site hosting technologies and tools that differentiate our Web hosting services from other providers. We have developed back-office support services built on high quality systems for network monitoring and management, billing, customer service and financial reporting and accounting. The integration of the operations we have acquired involves:

     - Redesigning acquired local networks with overlapping or non-redundant circuits.

     - Connecting those local telecommunication networks to our national telecommunications network and eliminating unnecessary national network capacity we acquire.

     - Centralizing management functions.

     - Standardizing and centralizing back-office functions such as billing and accounting.

     - Converting the brand names of the acquired operations to the Verio brand.

     Our significant scale in both Internet access and Web hosting allows us to provide robust, high-quality, and scalable service platforms which we can continually expand and enhance in order to provide a complete and evolving range of business Internet solutions. We intend to further enhance the value of these platforms by developing, both internally and through strategic vendor relationships, a further array of value-added, higher margin product and service offerings to continue to address our ever changing customer demands.

     Verio has also established a global sales and marketing engine that is driven by:

     - Direct sales through over 200 sales professionals.

     - Over 4,000 resellers in the U.S. and over 170 other countries.

     - Preferential marketing agreements with leading Internet on-line companies.

     - Private label and co-branded distribution relationships with major telecommunications companies.

     - In-house and outsourced telemarketing operations.

     Recently, we have also undertaken significant marketing efforts to build Verio's national brand name recognition. We have implemented a national print, radio and television advertising campaign. Subsequent to December 31, 1998, we commenced a joint Digital Subscriber Line (or "DSL") marketing effort with NorthPoint Communications to rollout DSL services in 21 cities nationwide. Most recently, in March 1999, we entered into a strategic relationship with America Online ("AOL"), which we expect will substantially expand Verio's brand name recognition. Under this agreement, for a three-year period, Verio will purchase advertising promotions from AOL to promote Verio's Web hosting and related business-focused commerce products and services on AOL's four key U.S. on-line media properties. Verio's promotional rights with respect to its Web hosting and designated electronic commerce products and services are exclusive during this period on these four specified sites. AOL also will transition its approximately 7,000 PrimeHost and CompuServe BusinessWeb hosting customers to Verio, further expanding our Web hosting customer base.

BACKGROUND OF OUR BUSINESS

     Internet access and value-added Internet services, including Web hosting and electronic commerce services, represent two of the fastest growing segments of the telecommunications services market. The availability of Internet access, advancements in technologies required to navigate the Internet, and the proliferation of content and applications available over the Internet have attracted a rapidly growing number of Internet users.

     In order to capitalize on the power of the Internet, businesses must adopt one or both of the fundamental Internet service platforms: Internet access and an Internet Web site. Internet access provides a company with the telecommunications circuits necessary to allow a company to connect to the Internet, communicate with employees, customers and suppliers and other Internet users, transfer electronic mail, and access the wealth of information available over the Internet. A Web site provides a company with a corporate presence on the Internet. This computer-based site allows a company to post information about itself that is easily accessible to all Internet users. Businesses are increasingly adding a variety of enhanced services and applications to their basic Internet access and Web site platforms, in order to more fully capitalize on the power of the Internet. These services and applications allow them to more efficiently communicate company information, expand and enhance their distribution channels, increase productivity through back-office automation and reduce costs. Verio expects this trend to continue as high-bandwidth, high functionality value-added services continue to be developed, improve and proliferate and as Internet usage continues to expand. For example, once a company has basic Internet access, by then connecting each of the company's office locations and providing them with security tools, such as data encryption, the company can implement a virtual private network -- or "VPN" -- permitting its employees, vendors, customers, and other designated individuals to engage in secure, private communications over the Internet. Further, by provisioning its Web site with enhanced application tools, the company can automate business processes such as sales order entry, shipping, inventory management and customer service from this site. When conducting electronic commerce over a Web site, a company typically will add security, shopping cart, and payment processing capabilities to its basic Web site.

     Industry analysts have reported that small and medium sized businesses represent a potential market of over seven million customers in the U.S. Verio has specifically targeted the small and medium sized business market for the provision of our Internet services because:

     - A small percentage of this market currently utilizes the Internet, but that number is increasing rapidly and is expected to be one of the fastest growing segments of the Internet industry.

     - These businesses have rapidly expanding Internet needs, as they and their customers look more and more to the Internet for information, as a standard mode of communication, and to conduct business in increasingly sophisticated and cost-effective ways.

     - These companies often look to an Internet service provider to fulfill these needs, because they typically lack the technology expertise, information technology resources, capital, personnel, or ability to bear the time-to-market and operational risks required to install, maintain and monitor their own Web servers and Internet access.

     - In selecting an Internet service provider, these businesses often prefer locally based personnel who are readily available to respond in-person to technical issues, who can assist in developing and implementing the customer's effective use of the Internet, and with whom they can establish a stable and long-term relationship.

     - Businesses that have outsourced their Internet requirements tend to become quite dependent on their Internet provider and tend to change Internet providers relatively infrequently.

     The Internet service provider market is segmented into large national or multinational providers such as Verio, which typically are full service providers, and regional and local providers which generally offer a smaller range of services and products and lack the ability to meet all the needs of a business customer. Full service Internet providers also typically resell capacity on their network to regional and local providers, who rely on the larger providers for Internet access. The largest full service providers, like Verio, have what are referred to as "Tier One" networks, which exchange Internet traffic cost free at multiple public peering points known as network access points (NAPs), as well as through private peering arrangements. As the number of Internet service providers has grown, the requirements to become a Tier One network have increased, resulting in a higher barrier to achieving this Tier One provider status.

OUR BUSINESS STRATEGY

     Our business strategy of combining national scale with local presence was specifically developed to serve the needs of the small and medium sized business market. In formulating its business strategy, Verio concluded that the large, national Internet service providers lacked the local presence to provide customized hands-on support, while the smaller, local Internet service providers did not have the requisite scale and resources to provide a full range of services at an acceptable quality and pricing levels. We believe that Verio has a competitive advantage in serving these business customers because we have combined the technical expertise and hands-on support, provided through our local sales and engineering personnel, with the quality and economic efficiency of our national network, operational infrastructure and financial strength.

     Verio's goal is to be the premier, full-service provider of Internet services to small and medium sized businesses. The key elements of our strategy in accomplishing this goal are:

     - Build Scale, Market Presence and Service Offerings through Acquisitions and Strategic Relationships. We have rapidly established a global presence and expanded our customer base by acquiring established Internet access and enhanced service providers with a business customer focus. We intend to continue to expand our market presence, strengthen our Internet access and Web hosting core service platforms, and add additional value-added service capabilities, both through further acquisitions and strategic relationships with key product and service partners. Given our large customer base, broad distribution channels and established core service strengths in Internet access and Web hosting, we believe that Verio is an attractive potential acquirer or strategic partner for other related value-added product and service companies.

     - Integrate Operations and Leverage National Infrastructure to Reduce Costs and Improve Quality. We continue to improve our efficiency, service reliability, quality and scalability by: (1) integrating the Internet operations we acquire onto core national service platforms for Internet access and Web hosting; (2) focusing regional operations on sales, distribution and customer support; and (3) leveraging a common set of national systems and support services. We integrate the local networks we acquire and connect them to Verio's Tier One national backbone, provide them with network management and monitoring services from our network operations center, consolidate point of presence (POP) facilities, aggregate traffic on higher capacity, lower cost telecommunication circuits, consolidate engineering and network operations staffs, increase network redundancy and ensure consistency of network operations. Similarly, we integrate our Web hosting operations onto common national platforms with regional data centers connected to Verio's Tier One national backbone and monitored by Verio's NOC. Through this integration, we capture economies of scale, drive operational efficiency, ensure operational control and improve the quality, consistency and scalability of our services. We have leveraged our scale to negotiate advantageous national volume purchasing agreements with key vendors such as Cisco, Qwest and Raptor.

     - Build Brand Recognition, Expand Distribution Channels and Leverage Local Support to Drive Growth. We believe that brand recognition will be an increasingly important decision factor among small and medium sized businesses in choosing an Internet service provider. In conjunction with the integration of our acquired providers, we have re-branded our consolidated regional operations under the Verio name. We are building national Verio brand recognition by aggressively marketing our full range of services through a national advertising campaign using traditional media, online campaigns and trade shows, strategic co-marketing relationships, and a coordinated public relations program. Most recently, in March 1999, we entered into a strategic relationship with AOL, which we expect will substantially expand Verio's national brand name recognition. Under this agreement, for a three-year period, Verio has acquired exclusive rights to market its Web hosting and business-focused electronic commerce services on AOL's four key on-line media properties in the U.S.

      We currently have over 200 local direct sales executives, over 300 local engineers and customer support technicians, and over 4,000 resellers and referral partners. We expect to continue to expand this sales and distribution force and to increase its effectiveness through national training, sales support, advertising and marketing programs. We also market our services nationally through direct mail, telemarketing and online marketing campaigns. In addition, Verio has expanded the marketing of its services through original equipment manufacturer (OEM) type relationships with major telecommunications carriers, such as Nippon Telegraph and Telephone Corporation (NTT), who can offer Verio's services on a private-label or co-branded basis to their customer base. NTT America has recently launched its branded Arcstar Internet service in the U.S., and will resell the full range of Verio services under this brand.

     - Develop and Offer Value-Added Products and Services to Increase
       Revenues. While basic Internet access and Web hosting constitute the predominant services offered by Verio today, small and medium sized businesses are increasingly looking for value-added products and services that allow them to further leverage the power of the Internet to expand markets, increase productivity and reduce costs. We believe that our large existing customer base and strong, balanced position in both the Internet access and Web hosting service platforms give us a competitive edge in offering high-margin, value-added Internet services and bundled packages to meet the evolving needs of our current and future customers. As a result, we believe that we will be able to derive increasing revenue from these customers and increase profitability by selling an expanding array of value-added services, as well as higher functionality Web sites and additional bandwidth to support these services. Examples of these Web-based value-added services include electronic commerce, Web-based faxing and email, unified messaging, office and business process automation capabilities, audio and video applications, automated Web site authoring tools and templates and redundant "hot" sites across multiple national and international data centers. We currently offer broadband "digital subscriber line" (DSL) circuits as an access option through the relationship which we commenced with NorthPoint Communications subsequent to December 31, 1998, and plan to offer additional alternative Internet access options, as well as intranets and extranets incorporating both Internet access and Web-hosting capabilities. We also offer value-added Internet security capabilities and professional consulting services to support a variety of Internet solutions. We expect to provide these further value-added services through a combination of internal development and packaging, acquisitions and new relationships with Internet hardware, software and service companies.

THE VERIO ORGANIZATION

     Verio conducts its operations with both a national and regional approach. Initially, we pursued a regional acquisition strategy, acquiring independent, locally based Internet service providers to establish critical mass and a widespread market presence in the top metropolitan statistical areas across the U.S., which we then consolidated into regional operations. In order to provide services such as Web hosting on a national basis, we have also sought to acquire enhanced service providers with extensive national operations. Our acquisitions of iServer, TABNet and Hiway established Verio as the largest Web hosting company in the world based on the number of Web sites we host, and significantly increased our technical, marketing and operational strength.

     As of December 31, 1998, we had acquired over 45 Internet service providers, including the funding of start-up operations in the Midwest and Rocky Mountain regions. We continue to consolidate the ownership and management of these providers, and to integrate their network operations, customer support, marketing efforts, financial and accounting systems, and other back-office functions onto our national systems, in order to maximize operating synergies and efficiencies. We are now focusing our efforts on expanding our market presence and our strength in our Internet access and Web hosting core service platforms, and adding value-added service capabilities. We continue to evaluate additional potential acquisition and strategic partner candidates.

PRODUCTS AND SERVICES

     Verio currently offers a comprehensive range of business Internet services, including its core Internet access and Web hosting services, as well as a variety of related value-added products and services that enhance these core offerings. Verio offers a core suite of products and services nationally, with additional specific products offered in designated markets based on factors such as unique needs within a particular market and local telecommunications tariffs. As its customers needs evolve, Verio intends to continue to develop a broad range of value-added products and services independently, through acquisition, and through strategic relationships with key vendors.

     Internet Access Services. Verio offers a variety of core Internet access solutions, providing basic connectivity to the Internet, as well as a suite of value-added products and services enabling our customers to expand their basic Internet connectivity capability. For example, these additional services allow them to send and receive e-mail, or to engage in private, secure data transmissions between remote offices. These products are offered in bundled and unbundled packages.

     Our core Internet access services currently include:

     - Basic Internet access: Our basic Internet access service currently includes dial-up access at speeds ranging from 28.8 to 56 Kbps, ISDN (integrated services digital network) providing 64 to 128 Kbps access, DSL (digital subscriber line) access providing 144 Kbps to over 1 Mbps, and frame relay and leased line connectivity at speeds ranging from 28.8 Kbps to 155 Mbps.

     - Hardware products: As we provision access services, we provide necessary hardware including routers, servers and other products as needed by the particular customer. Our national purchasing and leasing relationships with a variety of equipment partners provide improved hardware pricing, lower cost leasing arrangements and bundled service offerings.

     - Software products: Our software products include browsers, set up disks and other solutions that permit customers to more effectively and easily navigate and utilize the Internet.

     - Configuration services: Our configuration solutions encompass services such as domain name server support, supplying telecommunication circuits, Internet protocol address space assignment, router set-up, electronic mail configuration, router security configuration and other similar set-up services.

     Our value-added Internet access services currently include:

     - E-mail: We provide e-mail services that permit customers to send and receive electronic mail messages. These services are offered either using the customer's domain name or though Verio's generic domain name. In order to provide our customers with the latest developments in e-mail and messaging services, we are in the process of converting our over 800,000 e-mail boxes to a centralized, state of the art e-mail system supported by technology licensed to us by Netscape Communications Corporation.

     - Virtual Private Networks: Many companies today have private data communication networks to transfer data between office locations. These are often referred to as wide area networks, and tend to be built on expensive leased telecommunication lines. The Internet offers companies a cost-effective alternative to wide area networks through virtual private networks, which are meant to provide secure transmission of private Internet protocol traffic through the Internet. Additionally, many companies require that their employees have remote access to these private networks from home or while traveling, which a virtual private network can also provide. Virtual private network products are available in hardware, software, and firewall formats. These products, often in combination with a Web site, are also the basis for offering intranet and extranet services. Intranets are corporate/organizational networks that rely on Internet-based technologies to provide secure links between corporate offices and secure access to company data. Extranets expand the network to selected business partners through secured links on the Internet. Increasingly, companies are finding that intranets and extranets can enhance corporate productivity more easily and less expensively than proprietary systems. We currently offer our customers a number of virtual private network solutions, including Raptor's Firewall, IRE's SafeNet(TM), and Watchguard's Firebox II(TM), and we continue to evaluate additional products to meet our customers' needs in this area.

     - Security: Security solutions are a vital component for most businesses connected to the Internet. These solutions, which include firewalls, packet filter and proxy servers, give the customer (1) an ability to prevent intruders from accessing its corporate network, (2) authentication of users attempting to gain access to the customer's local area network or Web site, and (3) encryption services, providing secured transmission of company data through the Internet. We currently offer a comprehensive set of firewall products from Raptor, including the sophisticated Eagle Firewall(TM). Additionally, we offer a "managed" security solution that provides ongoing detection and prevention of intrusions. We plan to expand our security product line with new solutions that simplify, reduce cost, or offer greater functionality as they become commercially available.

     Businesses are increasingly seeking to use the Internet for an expanding array of telecommunication services. We plan to likewise expand our ability to serve these more sophisticated Internet access needs by deploying additional value-added Internet access-based services as they become commercially available. Such products that are currently under development include Internet protocol (IP) telephony, which permits users to make voice calls on the Internet, Internet faxing, Internet audio and video conferencing solutions. Additionally, we are participating in trials for the deployment of new access technologies, such as wireless access.

     Web Hosting Services. A Web site provides a company with a tangible identity and interactive presence on the Internet. This computer-based site allows a company to post information about itself that is easily accessible to all Internet users. Web sites are also the basis for providing electronic commerce, where a company can advertise and sell its products and services. Verio offers a comprehensive range of core Web site hosting products, as well as a growing suite of enhanced web site hosting products including electronic commerce solutions. Generally, our customers elect to outsource to us the hardware and software provisioning that is necessary to host a Web site, where we can provide these services from our highly reliable data center environments. Our Web site hosting products currently range in price from $14.95 per month to tens of thousands of dollars per month.

     Our core Web hosting services currently include:

     - Shared Server Web Hosting: Verio offers a series of shared server Web hosting plans that allow individuals and businesses to establish a sophisticated presence on the Internet at a reasonable cost, leveraging Verio's expertise and equipment to deploy an effective Web site. Our basic, standardized Web hosting option offers 6,000 megabytes of data transfer per month and 30 megabytes of disk storage on computers that are owned and maintained by Verio in one of its data centers and monitored on a 24X7 basis. This service level allows customers to store hyper text markup language (the language used to create Web pages with links), graphics, video and sound files on Verio's server. This basic shared server plan generally satisfies customers' basic bandwidth and disk storage requirements. A majority of our current shared server Web hosting customers use the entry-level service. In order to allow customers to use their Web site as an effective interface for communication, we provide additional services bundled into our shared server hosting plans. For example, our shared server customers are provided various Web-based electronic mail options, support for Microsoft FrontPage(TM) extensions and a variety of unique Web site development tools as part of the basic Web hosting account. The higher priced shared server Web hosting offerings, including the proprietary Virtual Server technology, provide customers additional value-added services, functionality and resources. Each successive pricing tier allocates the customer more disk storage and increases the monthly data transfer limit. In addition, the more advanced plans offer Real Audio(TM), Real Video(TM) and mSQL(TM) database support and support for electronic commerce-enabled Web sites.

     - Shared Server Support Tools: We have implemented a variety of tools to allow our shared server customers to manage and enhance their sites more effectively and update their Web sites remotely. Typically, the Web hosting plans feature detailed Web statistics and access to raw log files, giving customers the ability to track the performance and evaluate the effectiveness of their Web sites. Higher tier plans offer customers their own configuration files, POP server and simple mail transfer protocol gateway. In addition, we provide a number of popular custom gateway interface scripts that allow customers to put into use hit counters, guest books, mail forms and other useful graphics easily, and also support custom gateway interface scripts that enable customers to build additional functionality into their Web sites. We offer numerous tools which allow a customer to have increased control over managing its Web site, allowing them to change passwords, set electronic mail forwarding options, view Web site statistics and check account and billing information. Additionally, all shared servers have regular back-up procedures to protect customer files.

     - Dedicated Server Web Hosting: Verio offers dedicated server Web hosting solutions for larger customers that prefer not to host their Web sites on a shared server. This solution, which provides substantially more server and network resources than those available from a shared server, gives customers the ability to run complex applications without the additional information technology administration costs and considerations that customers would experience if they managed their own servers and Web sites internally. The dedicated server Web hosting solutions provide the customer with an NT or UNIX-based server that is owned and maintained by Verio in one of its data centers and monitored on a 24X7 basis. We maintain spare equipment and back up data regularly. We offer the dedicated server service at various prices depending upon the specific hardware configuration, level of service and data transfer rates required by the customer.

     - Co-location: Verio offers co-location services for customers that require the resources of a dedicated server, prefer to retain physical access to and ownership of their server, and have the expertise to maintain the Web site and the server. Our co-location facilities offer customers a secure location, environmental control, monitoring and a high-speed connection to the Internet. These facilities typically are designed to provide an uninterruptible power source, a back-up diesel generator, climate control and 24X7 monitoring.

     - Domain Name Registration: Each business or individual that desires a personalized Web address must first reserve a domain name (such as www.yourcompany.com). As more individuals and businesses establish a Web presence, desirable domain names, like trade or service marks, become more difficult to secure. We are the world leader in providing this important service, registering more domain names (.com, .net, .org) with Network Solutions (currently the single designated domain name registrar) than any other company. For a one-time fee, we will register and maintain a domain name for two years or until the customer decides to use the domain name to host an active Web site. We believe that offering this service provides us a marketing advantage when these domain name registration customers then select a Web hosting provider. We actively telemarket to new customers registering a domain name and have a high conversion rate of these customers to our recurring revenue Web hosting services.

     The value-added Web hosting services that we currently provide include:

     - Electronic Commerce Solutions: Electronic commerce provides businesses the ability to sell products and services on the Internet. The electronic commerce or e-commerce capability can be added to an existing Web site or it can be the basis for a Web site, starting with the customer's product catalog. The principle basic components of an e-commerce enabled Web site include:

        - a hosted Web site;

        - a catalog of the products to be sold from the site, including prices and inventory -- a secure means of accepting orders from customers visiting the site;

        - a secure means of accepting payment for those orders -- a means of calculating the appropriate tax and shipping costs attributable to the order;

        - transaction reporting capability; and

        - a means of reconciling these transactions with the company's accounting records.

      Verio currently offers a variety of e-commerce packages. Our entry level "CyberStand" product is designed for a merchant with a very limited number of products to sell that does not require real time payment clearing. Another more advanced product is the "eVendor" product which allows a substantially greater number of products to be offered in the catalog, but still relies on manual payment processing. The "MarketPlace" product is for the more sophisticated merchant who desires an unlimited number of products to be sold and requires secure, on-line real time payment settlement. We have relationships with numerous providers of the various components of our e-commerce solutions, including tools for catalog and site creation, merchant accounts, digital certificates, transaction processing and numerous additional components that are required to build a completely commerce enabled Web site. We will continue to invest in creating a greater suite of e-commerce packages as this market develops.

     - Web Site Design: Web site design is the development of the Web site content that will be displayed on the Web site when it is being viewed on the Internet. We rely principally on our resellers to create the Web sites for our customers. In addition to relying on the Web design services of our resellers, we offer Web design services to a select set of our customers. This may entail development of a basic Web page through to the development of a sophisticated e-commerce Web site.

     We believe that more advanced Web-site based application products will continue to expand as businesses require more sophisticated on-line commerce capabilities. We are continually seeking to acquire technology from third parties to incorporate with our existing solutions to provide more and more functionality to our commerce product offerings, as well as exploring additional Web-based services through internal development. In particular, our efforts are focused on expanded Web-site based electronic commerce capabilities, Web-based faxing and electronic mail, unified messaging and "virtual offices," audio and video appliances, automated Web site authoring tools and templates, basic automated marketing tools, and redundant "hot" sites across multiple national and international data centers. We continue to assess potential opportunities to extend new offerings as they become available, and to evaluate our ability to implement these solutions in a cost-effective way while maintaining quality of service for our customers.

MARKETING

     Verio's marketing organization focuses on stimulating demand for Verio's services and extending Verio's brands, and is responsible for advertising, marketing communications and public relations. We rely on a combination of traditional media and online advertising. We focus our traditional media efforts on advertisements in major business and technical publications, television commercials, radio spots and direct mail. Our online marketing program consists of general rotation and keyword-specific Web banner advertisements. We became one of the world's largest Internet domain name registrars and Web hosting companies by pioneering domain name registration services and establishing preferential Web-based marketing relationships with leading Internet media, search engine and portal companies such as AOL, Netscape, Yahoo, Excite, Infoseek, and others. Other marketing vehicles include collateral materials, trade shows, direct response programs and management of our Web site. Public relations focuses on cultivating industry analyst and media relationships with the goal of securing broad media coverage and public recognition of the Verio brand name.

     We have consolidated the operations and marketing efforts of our acquired operations under the Verio brand name, although in certain instances, where an acquired operation has established particularly strong brand identity (such as Hiway and its RapidSite(TM) product offering), we may continue to market particular products and services under that name. Recently, we have focused significant efforts in marketing campaigns and brand recognition. We have undertaken national public relations efforts to raise the awareness and visibility of Verio through a national print, radio and television advertising campaign. Subsequent to December 31, 1998, we commenced a joint DSL marketing effort with NorthPoint Communications to rollout DSL services in 21 cities nationwide. Most recently, in March 1999, we entered into a strategic relationship with AOL, which we expect will substantially expand Verio's national brand name recognition. Under this agreement, for a three-year period, Verio has acquired exclusive rights to market its Web hosting and business-focused electronic commerce services on AOL's four key on-line media properties (AOL Service, AOL.com, CompuServe, Digital Cities) in the U.S.

SALES AND DISTRIBUTION

     Verio utilizes multiple distribution channels in order to extend its reach and leverage the service capabilities and brand names of its channel partners. Verio uses a combination of direct sales, online marketing, telemarketing, value-added resellers and private label resellers.

     Direct Sales. We have a direct sales force of more than 200 professionals. These local sales representatives have a strong Internet technical background, understand the local telco tariffs and the needs of their local business community, and are familiar with local companies to assist in implementing tailored solutions. Since these representatives are locally-based, they are able to meet face-to-face to discuss a particular customer's Internet needs and technical requirements and develop tailored solutions. We have developed programs at the national level to attract and train high quality, motivated sales representatives that have the necessary technical skills, experience and knowledge. These programs include technical sales training, consultative selling techniques, sales compensation plan development, and sales representative recruiting profile identification. Through the effective use of these initiatives, we plan to continue to expand our direct sales force. At the local level, direct marketing techniques are being used to target customers that would achieve substantial benefit from the business applications afforded by the Internet. Some direct marketing tactics include direct mail, telemarketing, seminars and trade show participation. We work with key vendors to assist in these direct marketing efforts. We co-market with these vendors through direct mail programs, joint seminar development and joint trade show involvement. Through the TABNet acquisition, we acquired a centralized outbound and inbound telemarketing sales capability targeted at offering Web hosting services.

     Online Sales. We have an extensive online marketing program, consisting of general rotation and keyword-specific Web banner advertisements, which stimulate interest in and leads for our products and services. Much of this online activity directs prospects to our online Web sites from which prospects may make a product selection and order a product online. We are able to generate a substantial amount of sales of our Web hosting products through this selling technique as a result of the high degree of automation built into our Web site provisioning process. Through our recently announced strategic agreement with AOL, we expect to substantially expand Verio's national brand name recognition through this major new on-line marketing relationship.

     Resellers and Indirect Sales. We believe that indirect sales channels contribute significantly to our growth, and have developed three primary reseller partner programs that provide us with a formal indirect distribution strategy. Through these programs, we have a worldwide indirect distribution channel with over 4,000 resellers in the U.S. and over 170 other countries. These programs include our:

     - Authorized Solutions Partner (ASP) program: This program offers our reseller the ability to share in the ongoing revenue stream of customers they bring to Verio. ASPs include computer resellers, value-added resellers, systems integrators and other organizations focused on providing information technology hardware, software, and services to the business community. They typically have an established relationship with the prospective customer base, and a sales force capable of selling Internet services as part of the partner's suite of services.

     - Referral Partner Program: These partners include organizations such as Web designers, advertising agencies, and telco resellers. We target organizations that are less capable of, or interested in, selling Internet services, or where Internet services fall outside their core business interests.

     - Private Label Partner Program: This is a wholesale program which allows qualifying organizations to resell our services under their own brand.

     The benefits that we derive from these programs including greater market reach without fixed overhead costs, and the ability to use partners to assist in the delivery of complete solutions to meet customer needs. In addition to local partnerships, we are working with several national companies to expand our indirect sales capability. We also intend to pursue additional private label OEM-like relationships with major telecommunications carriers, similar to our current arrangement with NTT America. NTT America recently has launched its branded ArcStar Internet service in the U.S., and is reselling the full range of Verio services under this brand. We also are party to this type of agreement with a number of the regional bell operating companies and a large European telecommunications company.

TECHNOLOGY AND NETWORK OPERATIONS

     Overview. Verio owns and operates a national network, providing a high bandwidth, highly reliable data transmission path connecting Verio's customers to the Internet. Verio believes this network is adequate for the provision of current and future planned access and services needs. Verio's national network interconnects more than 29 national nodes and over 200 local POP facilities across the United States. By aggregating the bandwidth and capacity requirements of our acquired operations onto one national network, we continue to increase our operational control and efficiency, reduce costs, and provide redundancy and higher quality service. In this way, we are able to address some of the most significant challenges that an Internet service provider faces in supporting its customers. Verio's national infrastructure also incorporates several other elements critical to maintaining the highest quality Internet service, including a high capacity and reliable national network, peering relationships with other regional, national and international Internet service providers, sophisticated network management tools and engineering support services. The reliability of the national network is the result of many factors, including redundant routers and other critical hardware, carrier class facilities at POP locations (such as back up power, fire suppression and climate control), and redundant telecommunications lines. With our substantial national capacity, network support capabilities, and peering relationships, Verio has achieved "Tier One" status as one of the largest national, full service Internet network providers.

     National Network. As of December 31, 1998, the national network carried traffic for 37 of the acquired Internet service providers. The remaining providers' traffic will be added as growth drives the need for additional capacity, as private and public peering is implemented and as their current transit contracts expire.

     Currently, the national network architecture includes a presence at selected national exchange points and redundant network nodes to link our regional networks to the national network. As of December 31, 1998, our network included connectivity at:

     - the major public national exchange points -- MAE West, MAE East and the NY NAP;

     - the Palo Alto Internet Exchange (PAIX);

     - NASA Ames; and

     - other regional connecting points, including Seattle (Washington); Portland (Oregon); Irvine, Sacramento and San Diego (California); Denver (Colorado); Orem (Utah); New Orleans (Louisiana); Dallas and Houston (Texas); St. Louis and Kansas City (Missouri); Chicago (Illinois); Ann Arbor (Michigan); Atlanta (Georgia); Tampa (Florida); Harrisburg, Philadelphia and Pittsburgh (Pennsylvania); Baltimore (Maryland); Rochester and New York City (New York); and Boston (Massachusetts).

     Each of these locations uses leading router technology. The equipment is located in facilities leased from a variety of telco providers, including MCI WorldCom, Sprint and others. These access points are linked, using a nationwide, high-speed ATM and clear line network infrastructure ranging in capacity from DS-3 to OC-12. This network capacity is leased primarily from Qwest and a variety of other national telecommunications providers, including Sprint and MCI WorldCom. This combination of clear channel circuits, ATM and router architecture makes the network reliable by diversifying the path of Internet traffic and maintaining redundant paths. Our regional networks either co-locate at these access nodes or lease connectivity from a local service provider such as a regional bell operating company or other local exchange carrier to connect to our equipment.

     We are continuing to add national access nodes to serve additional parts of the Midwest, Southern California, the Southeast and the Northeast, all of which we currently plan to put on-line during 1999. Multiple national access nodes facilitate connection of our regional operations to our national network. We continue to add additional private peering points and access nodes as we acquire more Internet service providers and expand operations, and to further increase network capacity as the need for additional bandwidth arises.

     The national network is planned to allow for rapid expansion of bandwidth through scaleable design supported by multiple local access and interexchange carriers to provide the required bandwidth. We have begun the migration of selected links from ATM to clear line, over 10,000 miles of which has been leased from Qwest. We have implemented nationwide OC-3 capacity and, on some routes, OC-12 links to handle our projected traffic requirements.

     In March 1998, we entered into a 15-year capacity and services agreement with Qwest Communications Corporation, which we amended in December 1998. Under this agreement, we will have access to long haul capacity and ancillary services on Qwest's nationwide MacroCapacity(sm) Fiber Network. Initially, the agreement required that over the first seven years we must purchase, and Qwest must provide, not less than $100.0 million of capacity and services, at agreed upon prices. Under the amendment, we agreed to increase that commitment by an additional $60 million and to extend the term of our minimum commitment from 7 to 10 years. With this extended contract and higher volume of service commitment, we received improved pricing for our capacity purchases. This contract provides us with the flexibility to deploy circuits from DS-3 (45 megabits per second) to multiple OC-48 (2.4 gigabits per second) as our customer needs expand. We have the right to order capacity and services in excess of the minimum commitment at any time during the 15-year term. We also currently are a party to a number of other long haul capacity agreements with additional telco providers. These agreements are for various terms and at varied pricing. We anticipate that we will satisfy a substantial portion of our capacity and ancillary services needs under the Qwest agreement, because we believe that the pricing levels that we are entitled to under the amended agreement will significantly reduce the per unit costs that we otherwise would pay under our other existing long haul capacity agreements.

     We believe that the currently installed Cisco and Juniper Networks routers will be sufficient to support our traffic routing needs up to and including OC-3 and OC-12 speeds. We are investigating and testing various options to support higher than OC-12 speeds and bandwidth requirements. Our options include switching, higher capacity and faster routers, or hybrid routing and switching solutions.

     Peering Relationships. Peering is the Internet practice under which Internet service providers exchange each other's traffic without the payment of settlement charges. The basis on which the large national providers make peering available or impose settlement charges is evolving as the provision of Internet access and related services has expanded and the dominance of a small group of national providers has driven industry peering practice. Recently, companies that have previously offered peering have cut back or eliminated peering relationships and are establishing new, more restrictive criteria for peering. We believe that substantial traffic volume and national scale will continue to be the focal criteria necessary to establish and maintain peering relationships. As a result, it has become increasingly important for companies seeking to take advantage of peering to have significant traffic, a national network and monitoring capability.

     Verio has established public or private peering relationships with all of the major national Internet service providers, as well as with many smaller domestic and international networks, and continues to evaluate additional private peering proposals. By implementing our own national network and establishing peering relationships with other national Internet service providers, we believe we can lower the cost of our Internet transit and increase the performance and reliability of our network operations. With over 100 peering partners, including all of the largest Internet service providers, Verio's network is considered a "tier one" national network. Some large network providers now prefer to peer at private exchange points rather than at national exchange points. This preference represents the desire to accomplish the exchange of high bandwidth traffic in a more efficient manner rather than to risk congestion and equipment failure at public exchange points. We currently anticipate that, as our traffic grows, more peering relationships can be obtained. However, no assurance can be given that peering relationships will continue to be made available to us. Even if these relationships are not maintained or established, we believe that it will be more economical for Verio to maintain an exchange point transit agreement than to pay other national providers for transit. See "Factors Affecting Future Operating Results -- We depend upon our network infrastructure" and "-- Our costs will increase if we fail to maintain our peering relationships."

     Web Hosting Operations. Through the iServer, TABNet and Hiway acquisitions, we have developed high-performance, reliable, secure and scalable Web hosting solutions, which we believe provide us with a significant competitive advantage. These solutions consist of multiple proprietary Web hosting platforms that incorporate automated functionality and a highly reliable network infrastructure that includes multiple data centers monitored by our network operations center on a 24X7 basis. Our strategy in developing our Web hosting solutions focuses on utilizing proprietary technological innovations that we integrate with third-party software and hardware to configure integrated solutions.

     Web Hosting Platform. We have established multiple proprietary Web hosting platforms through our acquisitions. As a result we can efficiently host up to two thousand Web sites on a single server. Although industry-standard Web servers can enable Web hosting, we believe that efficiently managing large numbers of Web sites and users on a single shared server is technically difficult and requires significant technological innovations. Accordingly, we have focused our technology development efforts on creating various proprietary operating system level tools to facilitate a high-density customer to server ratio. We also have customized or developed Web server applications designed to improve performance in a shared server environment and resource monitoring tools designed to report and address scarcity of shared central processing units and memory resources. Our solution can easily allow server groups to be added seamlessly and to be monitored centrally wherever they are located. To address the diverse requirements of our customers, we offer Web hosting services on a range of operating systems and computing platforms.

     We also have developed proprietary software that allows us to provide our services on an efficient and cost-effective basis by automating the following back-end functions:

          1. order-taking and processing;

          2. customer billing via credit cards, check, bank transfer and accounts receivable;

          3. account provisioning and activation;

          4. server management and monitoring;

          5. coordination of the electronic mail subsystem to integrate electronic mail forwarding, multiple electronic mail accounts on a single Web site and autoresponders;

          6. inherent distributor-dealer-customer hierarchy of all data; and

          7. support for third-party feature "plug-ins."

     In addition, we provide a front-end interface that allows a customer to set up accounts, change account parameters, check Web site statistics quickly and easily and verify billing information. "TQ software" was engineered to maximize automation to achieve high levels of scalability, and the modular design allows additional server groups to be supported easily. Language and branding independence enables international value-added resellers and OEMs to localize for foreign languages and customize the interface quickly and with minimal effort.

     Data Centers. We currently have data centers located in Orem, Utah; San Francisco and Mountain View, California; Seattle, Washington; Dallas, Texas; Boca Raton, Florida and Washington, D.C. An upgraded data center in the San Francisco Bay Area is planned for 1999, and additional east coast data centers as well as expansions of certain of our existing data centers also are being planned. Primarily all of Verio's data centers include environmental controls, back-up generators, Cisco routers and switches, and continuous monitoring capabilities to ensure high-quality service with minimal interruptions.

     National Network Management. We consider world-class network management an essential capability for network monitoring and expansion, maintaining high customer satisfaction and improving network quality. We have established a network operations center to allow continuous monitoring of the network 24 hours per day, 7 days per week. Our network operations center also provides a single point of contact for real-time network status information and customer technical problem resolution. The NOC is designed to provide real-time alarming, event correlation, traffic management and forecasting, and distributed notification of the network events and network status. We use many leading edge systems to provide the NOC capabilities. As of December 31, 1998, we monitored the national network and the local networks of approximately 27 of the Internet service providers we had acquired as of such time.

     Engineering Support Services. We have negotiated national level telco contracts with local exchange carriers, such as MCI WorldCom, providing favorable terms for local transport. We plan to expand national purchasing and leasing benefits as well as technical planning and support to improve the performance, reliability and economics of our regional networks. National level purchasing benefits include both cost and vendor performance issues as well providing spare equipment and additional technical support from suppliers. National level distribution agreements have been negotiated with a number of additional national-scope suppliers. Co-location agreements have also been established with companies such as Qwest, Sprint, MCI WorldCom and Digital Equipment Corporation. We are pursuing additional vendor and telco relationships in an effort to reduce the cost of equipment and improve network quality.

     Technical Planning and Support. Our engineering team provides engineering support for routing configurations, telco management and pricing, development of our regional and national networks and purchasing and contract negotiation. The engineering team also works to standardize certain network elements nationally, improve performance and reduce network costs. Support includes Internet protocol addressing support, training and technology. This effort of sharing ideas across our operations is intended to enhance the engineering talent available locally and to share best practices nationally.

NATIONAL SUPPORT SERVICES

     In addition to our national network and network monitoring capability, Verio has developed and implemented three critical national support services designed to increase operational efficiencies and enhance the quality, consistency and scalability of Verio's services. These support services include 24X7 customer technical support and service, financial information management through a central, standardized accounting system and a sophisticated billing and collections system. The strategy of creating a partnership between local support teams and Verio's established national support services enables Verio to capture economies of scale, improve quality and responsiveness, and increase productivity, while allowing local personnel to focus on relationships with customers.

     Customer Technical Support. Our customer care combines the responsiveness and on-site capabilities of our local operations with the scale economies of a national customer support center. Our NOC in Dallas, Texas, enables us to provide 24X7 responsiveness while maintaining the ability to provide on-site installation assistance, hands-on troubleshooting and access to local experts who understand the customer's business. As of December 31, 1998, we were providing customer care services to 33 of the providers we had acquired and will offer services to all of our regional operations as the national customer support center continues to expand throughout 1999. The support center team is using a leading customer support trouble ticketing and workflow management system offered by Vantive Corporation. The system enables us to track, route, and report on customer issues. It provides significant benefit in ensuring quality and timely care to customers. Based on information received through the trouble ticketing system, as well as through the centralized billing and collections system, we are able to monitor network reliability and outage experiences. To date, this information reflects that the outages experienced by our customers, for the most part, are minor and attributable to ordinary course of business service interruptions, telecommunication network capacity demands, and the customer's hardware and software functionality issues. In certain instances, our customers experienced downtime and outages in the course of our conversion of systems and processes associated with our integration and consolidation efforts. While historically Verio has not, as a general matter, provided service warranties or offered a standard service credit policy, in the future we may as and to the extent that it becomes a necessary or desirable commercial practice. To date, Verio has provided credits resulting from network outages and system failures in certain circumstances, but the amount of these credits has not been material. Certain of the entities that we have acquired have offered and implemented various service credit policies, some of which remain in effect with respect to customers of those acquired entities. Again, however, credits required as a result of those policies to date have not been material. We will continue to monitor network outage experiences, and expect to record appropriate reserves if the level of outage credits becomes material.

     Financial Information Management. We are in the process of converting all of our acquired Internet service provider operations to the PeopleSoft(TM) financial reporting system and the ADP payroll/human resources system, in order to provide a central, standardized accounting system. As of December 31, 1998, 38 of our acquired operations were using the financial reporting system and 41 were using the payroll/human resources system. These systems enable us to cost effectively increase the productivity and quality of administrative support by standardizing operational systems such as payroll, payables, purchasing and financial reporting. These enhancements are part of our initiative to implement continuous improvement methodology and to create a learning organization.

     Billing and Collections. We have implemented the Kenan Systems' EC Arbor billing solution which offers high quality, flexibility, cost-effectiveness and scalability. Kenan is a leading billing solutions provider to the telecommunications industry, providing accurate, timely, and easy-to-understand invoicing. As of December 31, 1998, this system served 27 of our acquired Internet service operations. We are aggressively rolling out this billing platform to all of our regional operations to centralize our billing operations.

NTT STRATEGIC RELATIONSHIP

     On April 7, 1998, Verio entered into agreements establishing a strategic relationship with NTT. Under these agreements, upon the consummation of its IPO, NTT acquired 4,493,877 shares of Verio's common stock for approximately $100.0 million in aggregate consideration and is entitled to designate one member to serve on Verio's board of directors.

     In addition, Verio and NTT's U.S. affiliate, NTT America, Inc. ("NTT America"), entered into a three-year outside service provider agreement, which took effect upon the completion of NTT's investment. Pursuant to this agreement, Verio was designated as the preferred provider of Internet access and related services to customers of NTT America on a reseller basis. Verio and NTT also will connect their backbones and establish a peering and transit relationship. During the term of this agreement, NTT America will pay Verio for the services provided by Verio at predetermined rates reflective of the strategic relationship between the parties, under which NTT is entitled to "most favored customer" status and pricing concessions. NTT America and Verio subsequently executed a further agreement setting forth the details for implementation of the specific technical and administrative aspects arising under the outside service provider agreement. NTT America has now launched its branded Arcstar Internet service in the U.S., and will resell the full range of Verio services under this brand. Verio will also provide NTT America with full back-office and engineering support.

SUBSIDIARY OWNERSHIP STRUCTURE

     While Verio now typically seeks to acquire 100% of new Internet service providers' operations, Verio's early acquisition strategy was to acquire less than 100% of its Internet service providers. In each of these cases, it obtained the right to buyout the remaining equity in the future. As part of its integration strategy, Verio has effected the buyouts of all but one of the U.S.-based companies in which it did not initially acquire 100% ownership. With the completion of these buyouts, Verio then undertook its efforts to consolidate the management of the acquired operations in order to minimize administrative costs.

     Verio currently holds an approximately 15% fully diluted equity interest in VIA Internet, Inc. ("VIANet"), which was formed in 1997 to pursue a strategy similar to that of Verio's outside of the U.S. and Canada. Verio has no contractual right to acquire the remaining equity of VIANet, and has no present plan to integrate the operations of VIANet with those of its own. Hiway owned minority and majority interests in certain entities that provide Web hosting and other enhanced Internet services in various foreign countries. Upon the completion of the Hiway acquisition, Verio acquired the majority and minority equity positions held by Hiway at that time. Verio has completed the acquisition of the remaining equity in one of these entities, WWW-Service Online-Dienstleistungen AG, a German Web hosting company. We may seek to acquire the remaining equity of the other partially owned international entities in the future. However, we also may decide to leave some equity in our international subsidiaries in the hands of local owners in order to retain their continued services and expertise in managing these distant operations.

COMPETITION

     The market for Internet access and related services is extremely competitive. Verio anticipates that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from different industries. Current and prospective competitors include:

     - national, regional and local Internet service providers;

     - global, national, and regional long distance and local exchange telecommunications companies;

     - cable television companies;

     - direct broadcast satellite and wireless communications providers;

     - on-line service providers; and

     - Web hosting providers, and providers of other value-added Internet services.

     Verio believes that the following are the primary competitive factors in this market:

     - Maintaining a secure and reliable national network with sufficient capacity, quality of service and scalability to support continued growth.

     - Maintaining a knowledgeable and effective sales force and implementing broad and effective distribution channels.

     - Providing knowledgeable and capable technical support personnel, and prompt and efficient customer care services.

     - Maintaining Internet system engineering and other technical expertise.

     - Offering competitive prices.

     - Making timely introductions of new products and services.

     - Having sufficient financial resources.

     - Having a recognized and trusted brand name.

     Many of our competitors have significantly greater market presence, brand recognition, and financial, technical, network capacity and personnel resources than we do. All of the major long distance companies, also known as interexchange carriers, offer Internet access services and compete with us. The recent sweeping reforms in the federal regulation of the telecommunications industry have created greater opportunities for local exchange carriers, including the regional bell operating companies, to enter the Internet access market. In order to address the Internet access requirements of the current business customers of long distance and local carriers, there is a move toward integrating horizontally through acquisitions of, joint ventures with, and the wholesale purchase of Internet access from, Internet service providers by these telecommunications companies. In addition, many of the major cable companies and other alternative service providers -- such as those companies utilizing wireless terrestrial and satellite-based service technologies -- have announced their plans to offer Internet access and related services. Accordingly, we expect that we will experience increased competition from traditional and emerging telecommunications providers. Many of these companies, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also have large existing commercial customer bases. Furthermore, they may have the ability to bundle Internet access with basic local and long distance telecommunications services. This bundling of services may have an adverse effect on our ability to compete effectively with them and may result in pricing pressure on us that would adversely affect our business, financial condition and results of operations.

     The recent deployment and further planned deployment of broadband services for high speed Internet access by cable and telephone companies through new technologies such as cable modems and various digital subscriber lines technologies also creates further competitive pressure in Verio's business. While these providers initially targeted the residential consumer, more recently a number of digital subscriber lines providers also have announced their intent to offer digital subscriber lines services to our target business market. This may significantly affect the pricing of our Internet access service offerings. Similar to the co-marketing arrangement which we entered into with NorthPoint Communications subsequent to December 31, 1998, a number of digital subscriber lines providers have launched their services in conjunction with Internet service providers, allowing those providers to offer Internet access over digital subscriber lines circuits. These digital subscriber lines circuits, which provide higher speed and lower latency Internet connections than a standard dial-up phone connection, compete with our dedicated connectivity offerings.

EMPLOYEES

     As of December 31, 1998, Verio employed approximately 1,360 people, including full-time and part-time employees at our corporate headquarters in Colorado, our network operations and customer support center in Texas and at our distributed operational offices across the country and around the world. We consider our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

TRADEMARKS AND TRADE NAMES

     Verio filed for federal trademark protection of "Verio" on November 29, 1996. On September 2, 1998, Verio filed for protection of its service mark "The New World of Business." These applications are pending and there is no assurance that they will be granted. Trademark protections for the Verio mark also have been applied for in the European Economic Community, as well as in Japan. Additionally, corporate name reservations for the name "Verio Inc." have been filed in all fifty states. Hiway Technologies(R) and Best Internet Communications(R) are registered trademarks of Hiway. Hiway(TM), HWAY(TM), A Home Page(TM) and RapidSite(TM) are trademarks of Hiway. TABNET(R) is a registered trademark of TABNet. TABNet has applied for federal trademark protection for the following marks: 1-800-WEBSITE(TM), NETANNOUNCE(TM), NTX(TM), TAB.NET(TM), WHOIS(TM) and WHOIS.NET(TM) .

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Annual Report on Form 10-K contains forward looking statements concerning the Registrant's future products, expenses, revenue, liquidity and cash needs as well as the Registrant's plans and strategies. These forward-looking statements are based on current expectations and the Registrant assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

WE HAVE A HISTORY OF LOSSES AND LIMITED OPERATING AND FINANCIAL DATA

     We have incurred net losses since our inception in March 1996. For the period from inception to December 31, 1996, we had a loss of $(5.1) million and for the years ended December 31, 1997 and 1998, we had losses of $(46.1) million and $(122.0) million, respectively. Because we have been formed only recently, there is little operating and financial data about us and this makes an evaluation of our business operations and prospects difficult. We have experienced revenue growth on an annual basis with revenue increasing from $2.4 million from the period of inception (March 1, 1996) to December 31, 1996 to approximately $35.7 million in 1997, and to approximately $120.7 million in 1998. However, we have incurred losses and experienced negative earnings before depreciation and amortization, interest income and expense, other income (loss), income tax expense (benefit), gain on sale of investments, equity in loss of affiliate and intangible asset write-down ("EBITDA") during each of those periods. We expect to continue to operate at a net loss and experience negative EBITDA in the near term as we continue to expand our business and integrate our operations. We have incurred net losses attributable to common stockholders of $(5.1) million, $(46.3) million and $(122.0) million and have incurred negative EBITDA of $(5.6) million, $(29.7) million and $(51.3) million for each of the years ended December 31, 1996, 1997 and 1998, respectively. At December 31, 1998, we had an accumulated deficit of $(173.5) million. We cannot assure you that we will be able to achieve or sustain profitability or positive EBITDA.

WE EXPECT CONTINUING LOSSES

     We expect to incur significant additional losses and to generate negative operating cash flow in the foreseeable future. We may also use significant amounts of cash as we continue our acquisition and integration efforts and continue to build out our national network operations. The extent to which we experience negative cash flow will depend upon a number of factors, including the following:

     - the number and size of any additional acquisitions and investments;

     - the expense and time required to integrate prior and future acquired operations;

     - the time and effort required to capture operating efficiencies;

     - our ability to generate increased revenues and cash flow;

     - the amount of our expenditures at the corporate and national level; and

     - potential regulatory developments that may apply to our operations.

WE CANNOT ASSURE YOU THAT WE WILL BE PROFITABLE

     In order to achieve profitability, Verio must develop and market products and services which gain broad commercial acceptance. We cannot assure you that we will ever achieve broad commercial acceptance or profitability. Although we have experienced significant growth in revenues on an annual basis (see above), we do not believe that this growth rate is necessarily indicative of future operating results. We cannot assure that we will achieve or sustain positive operating cash flow or generate income in the future. It is possible that we may never achieve profitability on a quarterly or annual basis.

WE HAVE SUBSTANTIAL DEBT WHICH MAY IMPACT OUR FUTURE OPERATIONS AND AFFECT OUR ABILITY TO MEET OUR DEBT OBLIGATIONS

     We are highly leveraged and have substantial amounts of outstanding debt. At December 31, 1998 our total long term debt was approximately $674.6 million representing 77% of our total capitalization, and our interest expense for the year ended December 31, 1998 was approximately $35.9 million. After giving pro forma effect to the acquisition of Best Internet Communications, Inc. (which does business as Hiway Technologies, Inc. and which we refer to as Hiway), our total long term debt would be approximately $678.7 million representing 77% of our total capitalization. In addition, we have obtained a $70.0 million revolving credit facility from a group of lending banks. We have not drawn any funds from this credit facility.

     High levels of debt could have several important effects on our future operations. Some of these consequences include the following:

     - a substantial portion of our cash flow from operations must be used to pay interest on our debt and will not be available for other business purposes; and

     - covenants imposed under certain of the financing agreements limit our ability to borrow additional funds, dispose of assets and affects our flexibility with respect to changes in our business, including possible acquisitions and capital expenditures.

     Our ability to meet our debt obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, regulatory and other factors. Many of these factors are beyond our control. We believe that working capital from operations, existing credit facilities, capital lease financings and proceeds of future equity or debt financings will be adequate to meet our financial obligations. We cannot assure, however, that our business will generate sufficient cash flow due to the various risk factors described or that future financings will be available to provide sufficient proceeds to meet these obligations or to service our total debt. In particular, our cash flow may not be sufficient to pay:

     - $13.5 million in annual interest (representing 38% of our total interest expense for the year ended December 31, 1998) on the $150.0 million principal amount of 13 1/2% senior notes due 2004 (the "1997 Notes") beginning in June 2000 following the termination of the interest escrow arrangement for the 1997 Notes, $100.0 million principal amount of which remains outstanding after we repurchased $50.0 million of the 1997 Notes held by Brooks Fiber Properties, Inc. in March 1998;

     - $18.2 million in annual interest (representing 51% of our total interest expense for the year ended December 31, 1998) on the $175.0 million principal amount of 10 3/8% senior notes due 2005 (the "March 1998 Notes");

     - $45.0 million in annual interest on the $400.0 million principal amount of 11 1/4% senior notes due 2008 (the "November 1998 Notes"); or

     - any debt obligations we may incur under the credit facility, if drawn upon.

WE ARE SUBJECT TO RESTRICTIVE COVENANTS THAT LIMIT OUR FLEXIBILITY

     Our $70.0 million bank credit facility may only be used if we meet certain financial tests and prohibits us from paying dividends or repurchasing our capital stock without the lenders' consent. Failure to comply with these terms would entitle the secured lenders to foreclose on certain of our assets, including the capital stock of our subsidiaries and our capacity agreement with Qwest. The secured lenders would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to the holders of Verio's capital stock. In addition, the terms of the credit facility, as well as the 1997 Notes, the March 1998 Notes and the November 1998 Notes, impose limitations on our ability to incur additional debt, and therefore may make it difficult for us to borrow in the future. The existing financial arrangements require, and future financing arrangements are likely to require, that we maintain certain financial ratios and comply with certain covenants further restricting our ability to incur additional debt, pay dividends or make other restricted payments, sell assets, enter into affiliate transactions or take other actions. In addition, our ability to satisfy these restrictive covenants may be affected by events beyond our control. As a result we cannot assure you that we will be able to continue to satisfy these covenants.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO REMAIN COMPETITIVE

     Verio depends on a number of different financing sources to fund its growth and continued losses from operations. However, we cannot assure you that we will be able to raise such funds on favorable terms. In the event that we are unable to obtain such additional funds on acceptable terms, we may be unable or determine not to take advantage of new opportunities or take other actions that otherwise might be important to our operations.

     We expect to make significant capital expenditures in order to maintain our competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. In addition to our continuing acquisition efforts, we currently expect that our significant capital expenditures will include the following:

     - network equipment;

     - network operating centers;

     - network monitoring equipment;

     - information technology systems; and

     - customer support systems.

     We believe that we will have a reasonable degree of flexibility to adjust the amount and timing of these capital expenditures. However, we may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisition opportunities that may arise in the U.S. and internationally. In addition, we may need to raise additional funds to develop new products or otherwise respond to changing business conditions or unanticipated competitive pressures. We may be required to delay or abandon some of our planned future expansion or expenditures if we fail to raise sufficient funds.

OUR ABILITY TO GROW DEPENDS ON OUR ABILITY TO EXPAND OUR SERVICE OFFERINGS AND DISTRIBUTION CHANNELS

     While we continue to seek to deepen and broaden our market presence in the U.S. and internationally through acquisitions, our success is dependent on the growth of our existing Internet access and Web hosting core service platforms. We expect to drive this internal growth by expanding and enhancing our product service base with additional value-added service capabilities and by establishing further distribution capabilities. To a certain extent we may develop these further product and distribution capabilities internally, but expect that primarily we will look to formulate strategic relationships with various vendors and distribution partners. Accordingly, it will be important that we either develop these capabilities internally or identify suitable potential product and service vendors and distributors with whom we are able to complete agreements on acceptable terms. We expect that competition for strategic relationships with key vendors and potential distributors could be significant, and that we may have to compete with other companies with greater financial and other resources to obtain these important relationships. We cannot assure you that we will be able to identify suitable partnering candidates or be able to complete agreements on acceptable terms with these parties.

OUR SUCCESS DEPENDS ON OUR SUCCESSFUL INTEGRATION EFFORTS

     Our success depends in large part on our ability to integrate the operations and management of the independent Internet operations we have acquired and those we may acquire in the future. If we fail to integrate our acquisitions successfully this may result in significant operating inefficiencies, which in turn may adversely affect our operating results. We have to expend substantial managerial, operating, financial and other resources to integrate these businesses and implement our business model. In particular, to integrate our newly acquired Internet operations successfully, we must:

     - install and standardize adequate operational and control systems;

     - deploy standard equipment and telecommunications facilities;

     - employ qualified personnel to provide technical and marketing support in new as well as existing locations;

     - eliminate redundancies in overlapping network systems and personnel;

     - incorporate acquired technology and products into our existing service offerings;

     - implement and maintain uniform standards, procedures and policies;

     - standardize marketing and sales efforts under the common Verio brand; and

     - continue the expansion of our managerial, operational, technical and financial resources.

     The process of consolidating and integrating acquired operations takes a significant period of time, places a significant strain on resources, and could prove to be more expensive and time-consuming than we have predicted. We may increase expenditures in order to accelerate the integration and consolidation process with the goal of achieving longer-term cost savings and improved profitability. These expenses may include the following, among others: eliminating redundant staffing positions; relocating personnel; canceling overlapping Internet access contracts; closing down redundant points of presence facilities; upgrading systems; and integrating these acquired providers' onto our network, customer care, billing, financial and other national support systems. For example, we recorded a one-time charge of approximately $1.9 million in 1998 relating to the elimination of 250 redundant positions. We cannot assure you that our projected long-term cost savings and improvements in profitability can or will be realized. We also cannot assure you that customer support resources will be sufficient to manage the growth in our business or that we will be successful in implementing our expansion program in whole or in part.

     In addition, future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the fair values of the net assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded which would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations.

WE FACE CERTAIN KEY RISKS IN OUR INTEGRATION EFFORTS

     We face certain key risks in successfully completing the integration of newly acquired operations with our existing business. In particular, the recently completed Hiway acquisition was a substantial transaction for Verio, and difficulties we may experience associated with the integration of Hiway's operations with our existing business may have an adverse impact on Verio. The key integration challenges we face include:

     - The acquired operations, facilities, equipment, service offerings, networks, technologies, brand names, and sales, marketing and service development efforts may not be effectively integrated with our existing operations;

     - anticipated cost savings may not be realized;

     - integration efforts may divert our resources from our existing business;

     - standards, controls, procedures and policies may not be maintained; and

     - employees who are key to the acquired operations may choose to leave.

     Any of these difficulties could interrupt our business and operations. We cannot assure you that we will effectively realize any of the anticipated benefits from the integration of our acquired operations, including from the Hiway acquisition. Specifically with respect to Hiway, we expect to incur significant integration expenses. Factors that could increase these costs include: (1) unexpected employee turnover; (2) unforeseen delays in addressing duplicate facilities and the associated costs of hiring temporary employees; and
(3) additional fees and charges to obtain consents, regulatory approvals or permits.

     Hiway was formed in May 1998 through a merger of Best Internet and Hiway. Because the Best/Hiway Merger was accomplished fairly recently, the integration of the operations of those two companies was not completed prior to our acquisition of Hiway. It is likely that this integration effort will continue. In the course of that integration effort, it is possible that facts or circumstances may be discovered that we did not know at the time we executed the agreement to acquire Hiway. We cannot assume that difficulties will not be encountered in integrating Hiway, or that the specific benefits expected from the Best/Hiway Merger will be achieved or that we will realize any of those anticipated cost savings.

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS GENERALLY

     We expect to continue our acquisition and expansion strategy. Additional acquisitions could have a material impact on the financial information we have provided. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair values of the net assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded which would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations.

     Up to now, we have recorded all business acquisitions under the purchase method of accounting. With the acquisition of Hiway, which was completed on January 5, 1999, we expect to record gross goodwill totaling approximately $244.0 million, which will be amortized over a ten-year period from the acquisition date. We cannot assure you of the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

THE FINANCIAL INFORMATION CONCERNING BUSINESSES WE ACQUIRE MAY BE INACCURATE

     Many of the Internet service providers we have acquired did not have audited financial statements, and this may be true for subsequent acquisitions as well. These companies have had varying degrees of internal controls and detailed financial information. Therefore, the financial information we are able to provide in this

Annual Report on Form 10-K includes financial information concerning certain recently completed acquisitions for which audited financial statements may not be available. Our subsequent audits of these recently acquired companies may reveal significant issues with respect to revenues, expenses and liabilities, contingent or otherwise, of any of these providers.

     We have completed valuations of certain of our acquisitions (including TABNet and Hiway). This process included evaluation of in-process research and development programs. We could not allocate a meaningful value and will not be recording any charge to operations for in-process research and development relating to these acquisitions. We have followed the Commission's guidelines in the valuation of in-process research and development.

OUR RAPID GROWTH MAY STRAIN OUR RESOURCES

     We have been growing and expect to continue to grow rapidly. This rapid growth has placed, and is likely to continue to place, a significant strain on our managerial, operating, financial and other resources, including our ability to ensure customer satisfaction. For example, as our customer base grows, and their need for Internet bandwidth expands, we will need to acquire substantial network capacity to support their needs. Our expansion efforts also require significant time commitments from our senior management and places a strain on their ability to manage our existing business. We also may be required to manage multiple relationships with third parties as we expand our value-added service offerings, including Web hosting. Our future performance will depend, in part, upon our ability to manage this growth effectively. To that end, we will have to undertake the following improvements, among others:

     - implement additional management information systems capabilities;

     - further develop our operating, administrative and financial and accounting systems and controls;

     - improve coordination between our engineering, accounting, finance, marketing and operations; and

     - hire and train additional personnel.

WE DEPEND UPON CHANNEL PARTNERS

     We depend on third party channel partners to stimulate demand for our products and services where we do not have a direct sales force. These channel partners include computer and telecommunications resellers, value-added resellers, original equipment manufacturers, systems integrators, Web designers and advertising agencies. If we fail to gain commercial acceptance in certain markets channel partners may discontinue their relationships with us. Conflicts may develop between our direct sales force efforts and those of our channel partners as well as among different channel partners. These conflicts could affect our relationship with various channel partners. The loss of channel partners, the failure of such parties to perform under agreements with us, or the inability to attract other channel partners with the expertise and industry experience required to market our products and services could adversely affect us. Furthermore, sales through channel partners are usually at discounted rates. Therefore, the resulting revenues and gross margins will be less than if we had sold the same services directly.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

     With our recent Web hosting acquisitions of iServer, TABNet, WWW and Hiway, we now provide Web hosting services to customers in over 170 countries. We expect to continue to expand in these and other international markets. The rate of development and adoption of the Internet has been slower outside the U.S., and the cost of bandwidth outside the U.S. has been higher, which may adversely affect our ability to expand operations, and increase our costs of operations internationally. We cannot assure you that acceptance of the Internet or demand for Internet access, Web hosting and other value-added Internet services will increase significantly in any international markets.

     We may need to enter into joint ventures or other outsourcing agreements with third parties, acquire complementary businesses or operations, or establish or maintain new operations outside the U.S. in order to conduct our foreign operations successfully. However, we cannot assure you that we will be able to obtain the permits and operating licenses required to operate, to hire and train employees or to market, sell and deliver high quality services in these markets. In addition to the uncertainty as to our ability to expand our international presence, there are certain risks inherent in doing business on an international level. These risks include:

     - unexpected changes in or delays resulting from regulatory requirements, tariffs, customs, duties and other trade barriers;

     - difficulties in staffing and managing foreign operations;

     - longer payment cycles and problems in collecting accounts receivable;

     - political instability, expropriation, nationalization, war, insurrection and other political risks;

     - fluctuations in currency exchange rates and foreign exchange controls which restrict or prohibit repatriation of funds;

     - technology export and import restrictions or prohibitions;

     - employment laws and practices in foreign countries;

     - delays from customs brokers or government agencies;

     - differences in technology standards;

     - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

     - potentially adverse tax consequences.

     We cannot assure you that these factors will not have an adverse effect on our future international operations. In addition, we cannot assure you that foreign laws or administrative practice relating to taxation, foreign exchange or other matters will not change. Any such change could adversely affect us.

     Effective January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro, and adopted the euro as their common legal currency (the "Euro Conversion"). We have not commenced any assessment of the effects or potential impact that the Euro Conversion would have on us. Furthermore, certain foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the U.S. This could adversely affect our investment in international operations such as WWW.

OUR MARKET IS EXTREMELY COMPETITIVE

     The market for Internet access and related services is extremely competitive. Verio anticipates that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from different industries. Current and prospective competitors include:

     - national, regional and local Internet service providers;

     - global, national, and regional long distance and local exchange telecommunications companies;

     - cable television companies;

     - direct broadcast satellite and wireless communications providers;

     - on-line service providers; and

     - Web hosting providers, and providers of other value-added Internet services.

     Verio believes that the following are the primary competitive factors in this market:

     - Maintaining a secure and reliable national network with sufficient capacity, quality of service and scalability to support continued growth.

     - Maintaining a knowledgeable and effective sales force and implementing broad and effective distribution channels.

     - Providing knowledgeable and capable technical support personnel, and prompt and efficient customer care services.

     - Maintaining Internet system engineering and other technical expertise.

     - Offering competitive prices.

     - Making timely introductions of new products and services.

     - Having sufficient financial resources.

     - Having a recognized and trusted brand name.

     Many of our competitors have significantly greater market presence, brand recognition, and financial, technical, network capacity and personnel resources than we do. All of the major long distance companies, also known as interexchange carriers, offer Internet access services and compete with us. The recent sweeping reforms in the federal regulation of the telecommunications industry have created greater opportunities for local exchange carriers, including the regional bell operating companies, to enter the Internet access market. In order to address the Internet access requirements of the current business customers of long distance and local carriers, there is a move toward integrating horizontally through acquisitions of, joint ventures with, and the wholesale purchase of Internet access from, Internet service providers by these telecommunications companies. In addition, many of the major cable companies and other alternative service providers -- such as those companies utilizing wireless terrestrial and satellite-based service technologies -- have announced their plans to offer Internet access and related services. Accordingly, we expect that we will experience increased competition from traditional and emerging telecommunications providers. Many of these companies, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also have large existing commercial customer bases. Furthermore, they may have the ability to bundle Internet access with basic local and long distance telecommunications services. This bundling of services may have an adverse effect on our ability to compete effectively with them and may result in pricing pressure on us that would adversely affect our business, financial condition and results of operations.

     The recent deployment and further planned deployment of broadband services for high speed Internet access by cable and telephone companies through new technologies such as cable modems and various digital subscriber lines technologies also creates further competitive pressure in Verio's business. While these providers initially targeted the residential consumer, more recently a number of digital subscriber lines providers also have announced their intent to offer digital subscriber lines services to our target business market. This may significantly affect the pricing of our Internet access service offerings. Similar to the co-marketing arrangement which we entered into with NorthPoint Communications subsequent to December 31, 1998, a number of digital subscriber lines providers have launched their services in conjunction with Internet service providers, allowing those providers to offer Internet access over digital subscriber lines circuits. These digital subscriber lines circuits, which provide higher speed and lower latency Internet connections than a standard dial-up phone connection, compete with our dedicated connectivity offerings.

     As we continue to expand internationally, we will encounter new competitors. In some cases, we will be forced to compete with and buy services from government-owned or subsidized telecommunications providers. Some of these providers may enjoy a monopoly on telecommunications services essential to our business. We cannot assure you that we will be able to purchase these services at a reasonable price or at all. In addition to the risks associated with our local competitors, foreign competitors may pose an even greater risk, as they may possess a better understanding of their local markets and better working relationships with local infrastructure providers and others. We cannot assure you that we can obtain similar levels of local knowledge. Failure to obtain that knowledge could place us at a significant competitive disadvantage.

WE DEPEND UPON OUR NETWORK INFRASTRUCTURE

     Verio's success depends upon its ability to implement and expand its national network infrastructure and support services at an acceptable cost. This may require us to enter into additional agreements with providers of infrastructure capacity and equipment and support services. We cannot assure you that any of these agreements can be obtained on satisfactory terms and conditions. We also anticipate that future expansions and adaptations of our network infrastructure may be necessary in order to respond to growth in the number of customers served, increased demands to transmit larger amounts of data and changes to our customers' product and service requirements. This will require substantial financial, operational and managerial resources. We cannot assure you that we will be able to expand or adapt our network infrastructure to meet the industry's evolving standards or our customers' growing demands and changing requirements on a timely or cost-effective basis, or at all. Also, we may not be able to deploy successfully any expanded and adapted network infrastructure.

OUR COSTS WILL INCREASE IF WE FAIL TO MAINTAIN OUR PEERING RELATIONSHIPS

     The establishment and maintenance of peering relationships with other Internet service providers is necessary in order to exchange traffic with other Internet service providers without having to pay transit costs. The basis on which the large national Internet service providers make peering available or impose settlement charges is evolving. Recently, companies that have previously offered peering have cut back or eliminated peering relationships and are establishing new, more restrictive criteria for peering. If increasing requirements associated with maintaining peering with the major national Internet service providers develop, we may have to comply in order to maintain our peering relationships. Failure to maintain peering relationships or establish new ones, if necessary, would cause additional operating expenditures which would adversely affect us.

OUR OPERATING RESULTS FLUCTUATE AND COULD DECLINE

     Our operating results have fluctuated in the past and may fluctuate significantly in the future depending upon a variety of factors, including the incurrence of capital costs and the introduction of value-added services and new services. Additional factors that may contribute to variability of operating results include:

     - the pricing and mix of services we offer;

     - our customer retention rate;

     - changes in pricing policies and product offerings by our competitors;

     - growth in demand for network and Internet access services;

     - one-time costs associated with acquisitions and regional consolidation;
       and

     - general telecommunications services' performance and availability.

     We also have experienced seasonal variation in Internet use and, therefore, revenue streams may fluctuate accordingly. In response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. As a result, variations in the timing and amounts of revenues could have a material adverse effect on our quarterly operating results. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

WE DEPEND ON KEY PERSONNEL AND COULD BE AFFECTED BY THE LOSS OF THEIR SERVICES

     Competition for qualified employees and personnel in the Internet services industry is intense and there are a limited number of people with knowledge of and experience in the Internet service industry. The process of locating personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, technical, marketing and sales personnel and upon the continued contributions of such people. Our employees may voluntarily terminate their employment with us at any time. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on its business, financial condition or results of operations.

OUR NETWORK SYSTEM COULD FAIL OR SHUTDOWN

     Our success depends upon our ability to deliver reliable, high-speed access to the Internet and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network, and other networks providing services to us, are vulnerable to damage or cessation of operations from fire, earthquakes, severe storms, power loss, telecommunications failures and similar events, particularly if the events occur within a high traffic location of the network. We have designed our network to minimize the risk of such system failure, for instance, with redundant circuits among points of presence facilities to allow traffic rerouting. In addition, we perform lab and field testing before integrating new and emerging technology into the network, and we engage in capacity planning. Nonetheless, we cannot assure that we will not experience failures or shutdowns relating to individual point of presence facilities or even catastrophic failure of the entire network.

     Hiway historically has offered its customers a service level warranty, under which Hiway commits that a customer's Web site will be available at least 99.9% of the time in each calendar month for as long as the customer is using the services. If uptime falls below this level in any month, the customer is entitled to certain service credits for that month. Verio has not implemented a policy providing a similar service warranty to our customers generally, although we may do so in the future based on various competitive factors. To the extent that we provide such a service level warranty in the future, we could experience a material decline in our revenues in connection with any significant system downtime experienced by our customers or other material changes associated with such warranty coverage.

     We carry business personal property insurance at both scheduled locations and unscheduled locations, with a blanket property limit of $10.0 million per location and business interruption insurance with a blanket limit of $2.0 million per location. This insurance may not be adequate or available to compensate us. In addition, we generally attempt to limit our liability to customers by contractually disclaiming liability or limiting liability to a usage credit based upon the amount of time that the system was down. We cannot assure, however, that such limitations of liability will be enforceable. In any event, significant or prolonged system failures or shutdowns could damage our reputation and cause us to lose our customers.

OUR NETWORK MAY EXPERIENCE SECURITY BREACHES

     The ability to provide secure transmission of information over the Internet is a significant barrier to electronic commerce and communications. We have implemented certain network security measures, such as limiting physical and network access to our routers. Nonetheless, we cannot assure that our network infrastructure will not be vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. Furthermore, such incidents could deter potential customers and adversely affect existing customer relationships.

     Security problems represent an ongoing threat to public and private data networks. Attacks upon the security of Internet sites and infrastructure continue to be reported to organizations such as the CERT Coordination Center at Carnegie Mellon University, which facilitates responses of the Internet community to computer security events. Addressing problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect on us, and the cost of eliminating these security breaches could be prohibitively expensive.

WE MAY BE LIABLE TO CUSTOMERS FOR SECURITY BREACHES

     The security services that we offer in connection with our customers' networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. Inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of our customers. Although we attempt to limit contractually our liability in such instances, the occurrence of these problems may result in claims against or liability on our part. Such claims, regardless of their ultimate outcome, could result in costly litigation and adversely affect our business or reputation or our ability to attract and retain customers. Moreover, until more consumer reliance is placed on security technologies available, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry and our customer base and revenues.

WE DEPEND ON THE INTERNET AND INTERNET INFRASTRUCTURE DEVELOPMENT

     Our products and services are targeted toward users of the Internet, which has experienced rapid growth. Critical issues concerning the commercial use of the Internet remain unresolved and may impact the growth of Internet use, especially in our target business market. Despite growing interest in the many commercial uses of the Internet, many businesses have been deterred from purchasing Internet access services for a number of reasons, including:

     - inconsistent quality of service;

     - lack of availability of cost-effective, high-speed options;

     - a limited number of local access points for corporate users;

     - inability to integrate business applications on the Internet;

     - the need to deal with multiple and frequently incompatible vendors;

     - inadequate protection of the confidentiality of stored data and information moving across the Internet; and

     - a lack of tools to simplify Internet access and use.

     In particular, numerous published reports have indicated that a perceived lack of security of commercial data, such as credit card numbers, has significantly impeded commercial use of the Internet to date. There can be no assurance that encryption or other technologies will be developed that satisfactorily address these security concerns. Published reports have also indicated that capacity constraints caused by growth in the use of the Internet may, unless resolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. The adoption of the Internet for commerce and communications, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. If the market for Internet access services fails to develop, develops more slowly than expected, or becomes saturated with competitors, or if the Internet access and services are not broadly accepted, our business, operating results and financial condition will be materially adversely affected. In addition, the rate of development and adoption of the Internet has been slower outside of the United States and the cost of bandwidth has been higher. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

WE MUST KEEP UP WITH TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS

     The market for Internet access and related services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product and service introductions. Our future success will depend, in part, on our ability to effectively use leading technologies, to continue to develop our technical expertise, to enhance our current services, to develop new products and services that meet changing customer needs, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. We cannot assure that we will be successful in accomplishing these tasks or that such new technologies or enhancements will achieve market acceptance. We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products and architectures offered by various vendors. We cannot assure that we will be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards. In addition, we cannot assure that services or technologies developed by others will not render our services or technology uncompetitive or obsolete. For example, our services rely on the continued widespread commercial use of Transmission Control Protocol/Internet Protocol ("TCP/IP"). Alternative open and proprietary protocol standards that compete with TCP/IP, including proprietary protocols developed by IBM and Novell, Inc., have been or are being developed. The failure of the market for business-related Internet solutions to continue to develop would adversely impact our business financial condition and result of operations.

WE FACE POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED THROUGH NETWORK

     The law relating to liability of Internet service providers for information carried on or disseminated through their networks is not completely settled. A number of lawsuits have sought to impose such liability for defamatory speech and infringement of copyrighted materials. The U.S. Supreme Court has let stand a lower court ruling which held that an Internet service provider was protected from liability for material posted on its system by a provision of the Communications Decency Act. However, the findings in that case may not be applicable in other circumstances. Other courts have held that online service providers and Internet service providers may, under certain circumstances, be subject to damages for copying or distributing copyrighted materials. Certain provisions of the Communications Decency Act, which imposed criminal penalties for using an interactive computer service for transmitting obscene or indecent communications, have been found unconstitutional by the U.S. Supreme Court. However, on October 21, 1998, new federal legislation was enacted that requires limitations on access to pornography and other material deemed "harmful to minors." This legislation has been attacked in court as a violation of the First Amendment. We are unable to predict the outcome of this case. The imposition upon Internet service providers or web server hosts of potential liability for materials carried on or disseminated through their systems could require us to implement measures to reduce our exposure to such liability. These measures may require that we spend substantial resources or discontinues certain product or service offerings. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

     The law relating to the regulation and liability of Internet access providers in relation to information carried or disseminated also is undergoing a process of development in other countries. For example, the European Union recently enacted its own privacy regulations. Decisions, laws, regulations and other activities regarding regulation and content liability may significantly affect the development and profitability of companies offering on-line and Internet access services.

     We carry an errors and omissions insurance policy. This insurance may not be adequate or available to compensate us for all liability that may be imposed.

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION

     Although we are not currently subject to direct government regulation other than regulations applicable to businesses generally, changes in the regulatory environment relating to the Internet connectivity market could affect our pricing. For example, proposed regulations at the Federal Communications Commission would require discounted Internet connectivity rates for schools and libraries. Due to the increasingly widespread use of the Internet, it is possible that additional laws and regulations may be adopted. Such additional laws could cover issues such as content, user pricing, privacy, libel, intellectual property protection and infringement, and technology export and other controls. We may be subject to similar or other laws and regulations in non-U.S. jurisdictions.

     Moreover, the FCC continues to review its regulatory position on the usage of the basic network and communications facilities by Internet service providers. Although in an April 1998 Report the FCC determined that Internet service providers should not be treated as telecommunications carriers and therefore not regulated, it is expected that future Internet Service Provider regulatory status will continue to be uncertain. Indeed, in that report, the FCC concluded that certain services offered over the Internet such as phone-to-phone Internet protocol telephony, may be functionally indistinguishable from traditional telecommunications service offerings and their non-regulated status may have to be re-examined.

     Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from regional bell operating companies or other telecommunications companies, could adversely affect us. Although the FCC has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through state regulatory agencies. Such rules, if adopted, are likely to have a greater impact on consumer-oriented Internet access providers than on business-oriented Internet service providers such as Verio. Nonetheless, the imposition of access charges would affect our costs of serving dial-up customers and could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND UPON SUPPLIERS AND LIMITED SOURCES OF SUPPLY

     We rely on other companies to supply certain key components of our network infrastructure, however, the quantity and quality of components we demand is available only from limited sources. For example, we currently rely on Cisco Systems to supply routers critical to our network. We could be adversely affected if routers from Cisco were to become unavailable on commercially reasonable terms. Qwest, Sprint, MCI and MFS, which are our competitors, are our primary providers of data communications facilities and network capacity. We also are dependent upon local exchange carriers, which often are our competitors. Local exchange carriers provide telecommunications services and lease physical space to us for routers, modems and other equipment. We have from time to time experienced delays in our telecommunications services, which can lead to the loss of existing or potential customers. We cannot assure that, on an ongoing basis, we will be able to obtain such services cost-effectively and on the scale and within the time frames we require, or at all. Failure to obtain or to continue to make use of such services would have a material adverse effect on its business, operating results and financial condition.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY YEAR 2000 ISSUES

     We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate wrong data or fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operations will potentially be affected in some way.

     We are currently engaged in a phased process to evaluate our internal status with respect to the Year 2000 issue. The first phase, systems assessment, was completed in the fourth quarter of 1998. Phase two, risk assessment and contingency planning, is expected to be completed during the second quarter of 1999. Phase three, testing and final verification, is expected to be completed in the third quarter of 1999.

     We hired outside consultants and used certain designated employees in our evaluation of possible Year 2000 problems. To date, we have not discovered Year 2000 issues in the course of our assessment that would have a material adverse effect on our business, results of operations or financial condition; however, we cannot assure you that errors or defects would not be discovered in the future or remain undetected.

     Concurrently with the analysis of our internal systems, we have begun to survey third-party entities with which we transact business, including critical vendors, suppliers and financial institutions, for Year 2000 compliance. With respect to the most critical vendors, we are in the process of evaluating the Year 2000 preparedness of our telecommunications providers, on which we are reliant for the network services crucial to our business. We expect to complete this survey in the second quarter of 1999. If we, or any of our key suppliers or vendors, fail to mitigate internal and external Year 2000 risks, we may temporarily be unable to provide our services to our customers or engage in normal business activities which could have a material adverse effect on our business, financial condition and results of operations.

STOCK PRICE VOLATILITY

     The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. To date, the trading volume in our stock has been relatively low and significant price fluctuations can occur as a result. If the low trading volumes experienced to date continue, such fluctuations could occur in the future. We cannot assure that the sales price of our common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology companies. These broad market fluctuations may materially adversely affect the market price of our common stock in future. Such fluctuations and variations may be the result of changes in our business, operations or prospects, announcements of technological innovations and new products by competitors, Verio or its competitors entering into new contractual relationships with strategic partners, proposed acquisitions by Verio or its competitors, financial results that fail to meet public market analyst expectations of performance, regulatory considerations and general market and economic conditions in the U.S. and throughout the world.

ITEM 2. PROPERTIES.

     Verio's corporate headquarters is located in Englewood, Colorado where it leases approximately 43,400 square feet of office space. Its lease agreement, which commenced February 1, 1998 is for a term of five years. Verio also has executed a lease covering approximately 20,700 square feet of space in the InfoMart in Dallas, Texas, where it maintains its network operations center and customer support center. That lease expires on June 30, 2002. Verio also has executed a ten-year lease covering approximately 6,203 square feet in Vienna, Virginia, where it maintains a data center and offices for locally-based personnel. That lease expires on May 31, 2008. Verio also leases space, typically less than 200 square feet, in various geographic locations to house network infrastructure and telecommunications equipment. Certain operational functions are also located in various regional operation offices, where Verio typically is party to lease agreements for administrative office space sufficient for locally based personnel, as well as smaller site leases to house network equipment. Hiway's principal executive offices and data center was located in Boca Raton, Florida. The lease, which covers rentable area of approximately 78,971 square feet, commenced on February 1, 1998 and is for a term of seven years, expiring on January 31, 2005. Verio currently uses this space to house locally-based personnel and as a data center. Hiway also entered into a seven year lease for approximately 15,850 square feet of office space in Mountain View, California. This lease commenced on June 1, 1995 and expires on May 31, 2002. Verio currently uses this space for a data center and to house locally-based personnel.

ITEM 3. LEGAL PROCEEDINGS.

     Verio is party to various legal proceedings that have arisen in the ordinary course of business, none of which is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of Verio has been traded on the Nasdaq National Market (Nasdaq Symbol: VRIO) since the completion of our initial public offering on May 15, 1998. Prior to that date, there was no public market for our common stock. The following table presents for the periods indicated the high and low bid prices for our common stock, as reported by the Nasdaq National Market.

                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                              ------------------
                                                              HIGH/ASK   LOW/BID
                                                              --------   -------
Fiscal Year Ended December 31, 1998
  Second Quarter (from May 15, 1998)........................  $30.00     $16.50
  Third Quarter.............................................  $31.875    $18.00
  Fourth Quarter............................................  $28.75     $13.00

     On March 26, 1998, the closing price of our common stock as reported on the Nasdaq National Market was $45.688 per share. As of March 26, 1998, there were approximately 425 holders of record of our common stock.

     We have never declared or paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future. Verio's current policy is to retain all of its earnings to finance future growth and acquisitions. Furthermore, the terms of the indentures relating to each of the November 1998 Notes, the March 1998 Notes and the 1997 Notes, as well as the $70.0 million revolving credit facility, place limitations on our ability to pay dividends. Future dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

     Our initial public offering ("IPO") was effected through a Registration Statement on Form S-1 (File No. 333-47099) that was declared effective by the SEC on May 12, 1998 and pursuant to which we sold an aggregate of 5,500,000 shares of our common stock. On June 15, 1998, the managing underwriters of our IPO partially exercised the over-allotment option selling an additional 235,000 shares of our common stock. Concurrently with the IPO we completed the sale of 4,493,877 shares of our common stock to an affiliate of NTT. Total aggregate net proceeds were $220.8 million.

     As of December 31, 1998, we had used all of the aggregate net proceeds from our IPO and the NTT investment as follows:

General operating expenses:.................................   $78.3 million
Transit and other telecommunications expense:...............   $33.9 million
Acquisitions................................................   $91.4 million
Capital Equipment...........................................   $17.2 million

     The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. None of the net proceeds of the IPO were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10 percent or more of any class of our equity securities, or our affiliate.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (In Thousands, Except Share and Per Share Data)

     The selected historical consolidated financial data as of December 31, 1996, 1997 and 1998, and for the period from inception (March 1, 1996) to December 31, 1996 and for the years ended December 31, 1997 and 1998 have been derived from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

     The information contained below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Results of operations for the period from inception to December 31, 1996 and the years ended December 31, 1997 and 1998 are not necessarily indicative of results of operations for future periods. Our development and expansion activities, including acquisitions, during the periods shown below may significantly affect the comparability of this data from one period to another.

     We define EBITDA as earnings (loss) from operations before interest, taxes, depreciation, amortization and provision for loss on write-offs of investments in Internet service providers and fixed assets and includes non-cash stock option compensation and severance costs. The primary measure of operating performance is net earnings (loss) and not EBITDA. Although EBITDA is a measure commonly used in our industry, it should not be considered as an alternative to net earnings (loss) (determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of operating performance, or as an alternative to cash flows from operating activities (determined in accordance with GAAP). In addition, our definition of EBITDA may not be comparable to other similarly titled measures of other companies.

     For purposes of presenting capital expenditures, we have excluded equipment and leasehold improvements acquired in our business acquisitions.

                                    PERIOD FROM INCEPTION
                                     (MARCH 1, 1996) TO        YEAR ENDED          YEAR ENDED
                                      DECEMBER 31, 1996     DECEMBER 31, 1997   DECEMBER 31, 1998
                                    ---------------------   -----------------   -----------------
STATEMENT OF OPERATIONS DATA:
Total revenue.....................        $  2,365             $   35,692          $   120,653
Total costs and expenses..........           8,645                 75,981              211,671
                                          --------             ----------          -----------
Loss from operations..............        $ (6,280)            $  (40,289)         $   (91,018)
                                          ========             ==========          ===========
Loss before extraordinary item....        $ (5,122)            $  (46,069)         $  (111,854)
                                          ========             ==========          ===========
Net loss..........................        $ (5,122)            $  (46,069)         $  (121,955)
                                          ========             ==========          ===========
Net loss attributable to common
  stockholders....................        $ (5,145)            $  (46,329)         $  (122,042)
                                          ========             ==========          ===========
Loss per common share -- basic and
  diluted:
  Loss per common share before
     extraordinary item...........        $  (5.29)            $   (40.47)         $     (5.24)
                                          ========             ==========          ===========
  Loss per common share...........        $  (5.29)            $   (40.47)         $     (5.71)
                                          ========             ==========          ===========
Weighted average common shares
  outstanding -- basic and
  diluted.........................         971,748              1,144,685           21,376,322

                                                                   AS OF
                                              -----------------------------------------------
                                                DECEMBER 31,      DECEMBER 31,   DECEMBER 31,
                                                    1996              1997           1998
                                              -----------------   ------------   ------------
BALANCE SHEET DATA:
Cash and cash equivalents and short-term
  investments...............................       $66,467         $  72,586      $ 577,387
Restricted cash and securities..............            --            40,554         14,805
Goodwill, net...............................         8,763            83,216        236,696
Total assets................................        82,628           246,471        933,712
Long-term debt and capital lease
  obligations, net of discount..............           106           142,321        674,618
Redeemable preferred stock..................        76,877            97,249             --
Stockholders' equity (deficit)..............        (4,055)          (27,001)       202,681

                                                 PERIOD FROM
                                                  INCEPTION
                                               (MARCH 1, 1996)     YEAR ENDED     YEAR ENDED
                                                     TO           DECEMBER 31,   DECEMBER 31,
                                              DECEMBER 31, 1996       1997           1998
                                              -----------------   ------------   ------------
SUPPLEMENTAL FINANCIAL DATA:
EBITDA......................................       $(5,611)        $ (29,665)     $ (51,292)
Cash flows from operations..................        (2,326)          (35,323)       (64,239)
Cash flows from investing activities........        (9,123)         (130,254)      (284,891)
Cash flows from financing activities........        77,916           161,772        719,892
Capital expenditures........................         3,430            14,547         23,058
Cash dividends..............................            --                --             --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-K. We account for investments in affiliates in which we acquire a minority interest at cost. We account for investments in affiliates in which we acquire a majority interest, through the acquisition of net assets, common stock or convertible preferred stock, and where we exercise significant control over the operations, using purchase accounting. As such, we consolidate the financial results of these acquired operations with our financial results. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events could differ materially from the forward-looking statements as a result of a number of factors including those referred to in Factors Affecting Future Operating Results.

OVERVIEW

     Our Company was founded in March 1996. Since then, we have rapidly established a global presence through acquiring, integrating and growing of local Internet service providers with a business customer focus. We had, together with our subsidiaries, total revenue of approximately $120.7 million for the year ended December 31, 1998. Taking into account the combined revenue of all majority owned acquired operations as of December 31, 1998, the pro forma combined revenue for the three-month period ended December 31, 1998 was approximately $39.9 million. The acquisition of Best Internet Communications, Inc. (doing business as Hiway Technologies, Inc.) was completed on January 5, 1999. This acquisition would have increased our pro forma combined revenue for the three months ended December 31, 1998 to approximately $50.4 million.

     Our initial strategy was to acquire 51% to 100% of a large regional Internet service provider, and a minority interest in smaller Internet service providers within designated geographic regions. We have moved to a strategy of acquiring 100% of new businesses. During the second quarter of 1998, we completed the buyout of the remaining equity interests in all but one of the operations in which we initially acquired less than a 100% interest. Since then, we have undertaken to consolidate the ownership and management of the acquired operations into five geographic operating regions. In addition, we have integrated their network operations, customer support, marketing efforts, financial and accounting systems, and other back-office functions onto our national systems, in order to be more efficient. Although we have incurred significant one-time costs in these consolidation efforts, we expect to recognize substantial long-term cost savings as a result. We have the contractual right to effect the buyout of the one remaining affiliate in which we do not hold 100% ownership. In 1998 we incurred costs of approximately $52.0 million, in the aggregate, in connection with a total of 11 buyouts, and approximately $116.1 million for acquisitions, which amounts were paid in cash, shares of Verio stock and options to acquire stock. As a result of these acquisitions, and the limited amount of fixed assets required to operate an affiliate, we recorded significant amounts of goodwill in 1998, in the amount of $171.5 million.

     On July 7, 1998, we completed the acquisition of NTX, Inc. (doing business as TABNet). We paid a purchase price of approximately $45.8 million in cash to TABNet's shareholders. In January 1999, we closed the Hiway acquisition, for which we paid total consideration of approximately $176.0 million in cash and
4.92 million fully diluted shares of our common stock to Hiway's shareholders, option holders and warrant holders. In connection with the Hiway acquisition, we expect to record additional goodwill in the amount of approximately $244.0 million which will increase goodwill significantly in 1999.

     To fund our acquisitions and operations, from inception through December 31, 1998 we raised approximately $320.5 million from equity capital financings, including approximately $120.8 million (after deducting underwriting discounts, commissions and expenses) in our IPO. This additional capital was used to fund our acquisitions and operations. We also raised approximately $100.0 million in connection with the sale of our common stock to an affiliate of Nippon Telegraph and Telephone Corporation, which occurred together with our IPO in May 1998. We also have raised a total of $725.0 million in debt, of which $50.0 million has been repaid. In 1997, we issued $150.0 million principal amount of 13 1/2% senior notes due 2004 (the "1997 Notes") to a group of institutional investors and Brooks Fiber Properties, Inc., $100.0 million of which remain outstanding following the repurchase of $50.0 million principal amount of the 1997 Notes previously held by

Brooks (the "Refinancing"). On March 25, 1998, we sold $175.0 million principal amount of 10 3/8% senior notes due 2005 (the "March 1998 Notes"), a portion of the proceeds of which was used to effect the Refinancing. On November 25, 1998, we sold $400 million principal amount of 11 1/4% senior notes due 2008 (the "November 1998 Notes") resulting in net proceeds of approximately $389 million. See " -- Liquidity and Capital Resources."

     We have incurred net losses since we were formed. For the period from inception to December 31, 1996, the year ended December 31, 1997, and the year ended December 31, 1998, we reported net losses of ($5.1) million, ($46.3) million, and ($122.0) million, respectively. We expect to continue to incur significant additional losses. See "Factors Affecting Future Operating
Results -- We expect continuing losses."

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     The following table presents operating data, as a percentage of total revenue, for the years ended December 31, 1997 and 1998. This information is from our Consolidated audited financial statements included in this Form 10-K. This information should be read in conjunction with the consolidated Financial Statements and Notes.

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1997     1998
                                                              ----     ----
Revenue:
  Internet connectivity.....................................    66%      63%
  Enhanced services and other...............................    34%      37%
                                                              ----     ----
          Total revenue.....................................   100%     100%
Costs and expenses:
  Cost of service...........................................    45%      45%
  Sales and marketing.......................................    30%      27%
  General and administrative and other......................   108%      70%
  Depreciation and amortization.............................    30%      33%
                                                              ----     ----
          Total costs and expenses..........................   213%     175%
                                                              ----     ----
          Loss from operations..............................  (113%)    (75%)
                                                              ----     ----
Other income (expense):
  Interest income...........................................    17%      12%
  Interest expense..........................................   (33%)    (30%)
  Equity in losses of affiliates............................    (5%)     --
                                                              ----     ----
          Loss before minority interests and extraordinary
           item.............................................  (134%)    (93%)
Minority interests..........................................     5%      --
                                                              ----     ----
          Loss before extraordinary item....................  (129%)    (93%)
Extraordinary item -- loss related to debt repurchase.......    --       (8%)
                                                              ----     ----
          Net loss..........................................  (129%)   (101%)
                                                              ====     ====

  Revenue

     The majority of revenue is received from business customers who purchase Internet connectivity, Web hosting products, and other enhanced services. Verio offers a broad range of connectivity options to its customers including dedicated, Digital Subscriber Line ("DSL"), Integrated Services Digital Network ("ISDN"), frame relay and dial-up connections. Connectivity customers typically pay fixed, recurring monthly service charges plus a one-time setup fee. These charges vary depending on the type of service, the length of the contract, and local market conditions. Connectivity customers typically sign a contract for one year of service. Web hosting customers typically pay fixed, recurring monthly service charges plus a one-time setup fee. These charges vary depending on the amount of disk space and transit required by the customer. Other enhanced services include e-commerce, virtual private networks, security services, co-location services, consulting and the sales of equipment and customer circuits. Revenue for all products is recognized as the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as services are rendered.

     In 1997 and 1998, connectivity services generated approximately two-thirds of total revenue. In 1999 and beyond, revenue from Web hosting and other enhanced services is expected to represent approximately 50% or more of total revenue. The increase in revenue from Web hosting and other enhanced services is primarily the result of recent acquisitions that have been concentrated in these businesses. Verio has experienced some seasonality in its internal revenue growth, with the period of higher growth being the fall and winter. Verio's focus is on services that generate recurring revenues from small and mid sized business customers. Revenues from business customers currently represent approximately 90% of revenue, and approximately 80% of revenues are recurring. No single customer represents more than 2% of revenue.

     Total revenue increased 238% from $35.7 million for the year ended December 31, 1997 to $120.7 million for the year ended December 31, 1998. Acquisitions completed after December 31, 1997 contributed significantly to this increase, adding $41.4 million of the $85.0 million increase.

  Cost of Service

     Cost of service consists primarily of local telecommunications expense and Internet access expense. Local telecommunications expense is primarily the cost of transporting data between Verio's local Points of Presence ("POPs") and a national POP. Internet access expense is the cost that Verio pays to lease fiber capacity that it uses to carry its customers' data between national POPs on the Internet. Prior to being acquired by Verio, most of Verio's businesses entered into contracts with third parties for Internet access. Verio is in the process of converting that traffic carried by third parties to its own network, and expects to be substantially finished by the end of 1999. In March 1998, Verio signed a 15 year agreement with Qwest Communications Corporation ("Qwest") (the "Capacity Agreement") in order to fix and reduce the per-unit costs of leasing fiber. That contract was amended in 1999 to further reduce the per-unit costs and to increase Verio's commitment, which is now to spend a minimum of $160 million over the first 10 years of the contract. While Verio will continue to use a variety of fiber providers for its national network, it expects to use Qwest for the majority of its fiber requirements. Verio has the right to prepay its minimum commitment under this contract. Such capitalized costs would be amortized over the term of the commitment. The amount of the prepayment at December 31, 1998 would have been approximately $84.1 million.

     Cost of service increased $38.0 million, from $16.0 million for the year ended December 31, 1997 to $54.0 million for the year ended December 31, 1998, primarily due to acquisitions. However, as a percentage of revenue, cost of service remained constant between the two years, at 45%. Verio expects cost of service to increase in absolute dollars but to decrease as a percentage of total revenue. This decrease is expected to occur as Verio's revenue mix shifts to more high margin Web hosting and enhanced services, as traffic is shifted from third party networks to the Verio network, and as more traffic is carried by Qwest.

  Sales and Marketing Expense

     Sales and marketing expense consists primarily of salaries, commissions and advertising. Sales and marketing expense decreased from 30% of total revenue for the year ended December 31, 1997 to 27% for the year ended December 31, 1998, due in part to efficiencies gained from the regionalization and nationalization of certain sales and marketing functions. These savings were partially offset by increased expenses related to an increase in the number of direct sales representatives and marketing personnel, and the initiation of a national advertising campaign.

  General and Administrative Expense

     General and administrative expense consists primarily of salaries and related benefits, and includes the expenses of general management, engineering, customer care, accounting, billing, and office space. General and administrative expense increased $46.0 million, from $38.6 million for the year ended December 31, 1997 to $84.6 million for the year ended December 31, 1998, primarily due to acquisitions. However, as a percentage of revenue, general and administrative expense decreased from 108% to 70%, which was the result of efficiencies being realized by combining the operations of numerous acquisitions. In 1998, Verio incurred significant one-time expenses in connection with the operational consolidation and integration of its acquisitions. These expenses included approximately $1.9 million primarily related to severance costs in connection with the elimination of approximately 250 positions which are no longer necessary due to the efficiencies of the national services. These terminations have begun and will continue through the second quarter of 1999. The remaining liability for unpaid severance costs totaled approximately $1.2 million at December 31, 1998.

     General and administrative expenses are expected to continue to increase in absolute dollars but to decrease as a percentage of total revenue as Verio increases its revenues. Verio's scalable systems limit the number of additional personnel, and the need for additional office space to support incremental revenue. One-time integration expenses are expected to continue as the integration of previously acquired companies is not yet complete, and due to the cost of integrating future acquisitions.

  Depreciation and Amortization

     Depreciation is provided over the estimated useful lives of assets ranging from 3 to 5 years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a ten-year period. Additional acquisitions and investments are expected to cause depreciation and goodwill amortization to increase significantly in the future.

  Other Expenses

     Interest expense increased from $11.9 million for the year ended December 31, 1997 to $35.9 million for the year ended December 31, 1998, primarily as a result of the issuance of the 1997 Notes, the March 1998 Notes and the November 1998 Notes. Interest income increased from $6.1 million for the year ended December 31, 1997 to $14.6 million for the year ended December 31, 1998 due to increased cash balances resulting from the debt and equity offerings. See
"-- Liquidity and Capital Resources."

     In 1998, an extraordinary loss of $10.1 million was recorded in connection with the refinancing of $50.0 million of the 1997 Notes. See "-- Liquidity and Capital Resources."

     During the year ended December 31, 1997, Verio recognized equity in losses of affiliates of $2.0 million under the equity method of accounting for investments owned 50% or less. Such losses were not significant for the year ended December 31, 1998. See Note 1 to the Consolidated Financial Statements of the Company.

     PERIOD FROM INCEPTION TO DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     The following table presents operating data as a percentage of total revenue for the period and year ended December 31, 1996 and 1997. This information is from our Consolidated audited financial statements included in this Form 10-K. This information should be read in conjunction with the consolidated Financial Statements and Notes.

                                                               PERIOD AND
                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1996     1997
                                                              ----     ----
Revenue:
  Internet connectivity.....................................    95%      66%
  Enhanced services and other...............................     5%      34%
                                                              ----     ----
          Total revenue.....................................   100%     100%
Costs and expenses:
  Cost of service...........................................    41%      45%
  Sales and marketing.......................................    51%      30%
  General and administrative and other......................   246%     108%
  Depreciation and amortization.............................    28%      30%
                                                              ----     ----
          Total costs and expenses..........................   366%     213%
                                                              ----     ----
          Loss from operations..............................  (266%)   (113%)
                                                              ====     ====
Other income (expense):
  Interest income...........................................    25%      17%
  Interest expense..........................................    (5%)    (33%)
  Equity in losses of affiliates............................    --%      (5%)
                                                              ----     ----
          Loss before minority interests and extraordinary
            item............................................  (245%)   (134%)
Minority interests..........................................    29%       5%
                                                              ----     ----
          Net loss..........................................  (217%)   (129%)
                                                              ----     ----
Number of ISPs consolidated at end of period................     3       22
                                                              ====     ====
Number of ISPs consolidated for entire period...............     0        3
                                                              ====     ====

  Revenue

     Total consolidated revenue was $2.4 million for the period from inception (March 1, 1996) to December 31, 1996 (the "1996 Period"), compared to $35.7 million for the year ended December 31, 1997. Revenue attributable to acquisitions completed in 1996 accounted for $2.4 million or 100% of total revenue for the 1996 Period. The increase in revenue, and in the percentage of revenue derived from enhanced services, from the 1996 Period to the year ended December 31, 1997 was primarily due to acquisitions. Acquisitions completed after December 31, 1996 contributed significantly to this increase, adding $22.3 million of the $33.3 million increase.

  Cost of Service

     Cost of service increased $15.0 million from $1.0 million for the period ended December 31, 1996 to $16.0 million for the year ended December 31, 1997, primarily due to acquisitions. As a percentage of revenue, cost of service increased from 41% to 45% primarily as a result of the buildout of the national network and the expense associated with the Internet access contracts that existed at acquired companies, which are in the process of being canceled as the traffic is moved onto the national network.

  Sales and Marketing Expense

     Sales and marketing expense consists primarily of salaries, commissions and advertising. Sales and marketing expenses decreased from 51% of total revenue for the year ended December 31, 1996 to 30% for the year ended December 31, 1998, due in part to efficiencies gained from the regionalization and nationalization of certain sales and marketing functions.

  General and Administrative Expense

     General and administrative expense consists primarily of salaries and related benefits, and includes the expenses of general management, engineering, customer care, accounting, billing, and office space. General and administrative expense increased $32.8 million, from $5.8 million for the period ended December 31, 1996 to $38.6 million for the year ended December 31, 1998, primarily due to acquisitions and the development of our administrative infrastructure. As a percentage of revenue, General and administrative expense decreased from 246% to 108% primarily due to the significant increase in revenue without a commensurate increase in general management expenses.

  Other Expenses

     During the year ended December 31, 1997, the Company recognized equity in losses of affiliates in the amount of $2.0, representing losses of those affiliates in excess of the equity of the common shareholders of the affiliates. Such losses were not significant in 1996. See Note 1 to the Consolidated Financial Statements of the Company.

     Interest expense increased from $0.1 million in the 1996 Period to $11.8 million for the year ended December 31, 1997 primarily as a result of the completion of the placement of the 1997 Notes. Interest income increased from $0.6 million for the period ended December 31, 1996 to $6.1 million for the year ended December 31, 1997 due to increased cash balances resulting from the 1997 Notes, and the issuance of $20.0 million of Series C Preferred Stock. See
"-- Liquidity and Capital Resources."

  Income Taxes

     As of December 31, 1998, a net operating loss carryforward for federal income tax purposes of approximately $133.1 million was available to offset future federal taxable income, if any, through 2018. The utilization of a portion of the net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code. No tax benefit for such losses has been recorded by Verio in 1996, 1997 or 1998 due to uncertainties regarding the utilization of the loss carryforward.

  Stock-Based Compensation

     We account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Since inception, we have granted stock options with exercise prices equal to the fair value of the underlying Common Stock, as determined by our Board of Directors and based on our sales of stock to third parties and based on quoted market prices subsequent to our IPO. Accordingly, we have not recorded compensation expense related to the granting of stock options in 1996, 1997 and through February 28, 1998. Subsequent to February 28, 1998, and prior to the IPO, we granted options to employees with exercise prices which were less than $22 per share, which was the low end of the IPO filing range immediately prior to the IPO. We are recording compensation expense totaling approximately $8.2 million representing the difference between the strike prices of the options granted and $22 per share pro rata over the forty-eight month vesting period of the options. Compensation expense in 1998 related to these options was $1.9 million. No compensation expense was recorded in 1996 or 1997.

  Depreciation and Amortization

     Depreciation and amortization increased from December 31, 1996 to December 31, 1997 primarily due to the acquisition of affiliates and capital expenditures.

CASH FLOW ACTIVITY

     Fiscal 1998 -- Net cash used by operating activities was $64.2 million during the year ended December 31, 1998, which includes an increase in cash of $4.5 million related to working capital items. Sources of cash included approximately $120.8 million net proceeds from our IPO, $100.0 million from the sale of common stock to an affiliate of NTT, $175.0 million from the March 1998 Notes and $400.0 million from the November 1998 Notes. Cash used during 1998 was primarily for business combinations and capital expenditures, $151.1 million and $23.1 million, respectively. Verio also used approximately $54.5 million of the proceeds from the March 1998 Notes to repurchase $50.0 million principal amount of the 1997 Notes.

     Fiscal 1997 -- Net cash used by operating activities was $35.3 million during the year ended December 31, 1997, which includes an increase in cash of $0.1 million related to working capital items. Sources of cash included approximately $20.0 million from the sale of 2.5 million shares of Series C preferred stock and $150.0 million from the issuance of the 1997 Notes. Cash used during 1997 was primarily for business combinations and capital expenditures, $64.0 million and $14.5 million, respectively. Additionally, approximately $46.6 million was invested in a restricted cash account to service interest payments on the 1997 Notes.

LIQUIDITY AND CAPITAL RESOURCES

     Our business strategy has required and is expected to continue to require substantial capital for acquisitions and investments, capital expenditures, and operating losses.

     In 1996, we raised approximately $78.1 million from the sale of Series A and B Preferred Stock and approximately $1.1 million from the sale of Common Stock.

     In 1997, we raised approximately $20.0 million from the sale of Series C Preferred Stock, and issued 680,000 shares of Series D-1 Preferred Stock in connection with an acquisition.

     On June 24, 1997, we completed the placement of $150.0 million principal amount of the 1997 Notes and attached warrants (the "Warrants"). One hundred and fifty thousand units were issued, each consisting of $1,000 principal amount of Notes and eight Warrants. The 1997 Notes mature on June 15, 2004 and interest, at the annual rate of 13 1/2%, is payable semi-annually in arrears on June 15 and December 15 of each year. Each Warrant entitles the holder thereof to purchase 1.76 shares of Verio's Common Stock at a price of $.01 per share, for a total of 2,112,480 shares of Common Stock. The Warrants and the 1997 Notes were separated on December 15, 1997. Concurrent with the completion of the sale of the 1997 Notes, we were required to deposit funds into an escrow account in an amount that together with interest is sufficient to fund the first five interest payments. The 1997 Notes are redeemable at our option commencing June 15, 2002. The 1997 Notes are senior unsecured obligations ranking equally in right of payment with all existing and future unsecured and senior indebtedness.

     In 1998, on March 25, we completed the placement of $175.0 million principal amount of the March 1998 Notes. The March 1998 Notes are senior unsecured obligations ranking equally in right of payment with all existing and future unsecured and senior indebtedness, and mature on April 1, 2005. Interest on the March 1998 Notes, at the annual rate of 10 3/8%, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The March 1998 Notes are redeemable at our option commencing April 1, 2002. Verio used approximately $54.5 million of the proceeds from the March 1998 Notes to repurchase $50.0 million principal amount of 1997 Notes from Brooks Fiber Properties, Inc. ("Brooks") (the "Refinancing"). Upon consummation of the sale of the March 1998 Notes and the Refinancing, $13.3 million of escrowed interest funds were released to us.

     At various times during the first four months of 1998, we issued 1,534,513 additional shares of Series D-1 Preferred stock in connection with the purchases of substantially all the remaining unowned interests in our subsidiaries and affiliates.

     On April 6, 1998, we entered into a $57.5 million revolving credit facility with a group of commercial lending institutions secured by the stock of our subsidiaries and the Qwest Capacity Agreement. The credit facility was increased to $70.0 million on September 25, 1998. The credit facility requires no payments of principal until its maturity on December 31, 1999. The terms of the credit facility provide for borrowings at a margin of 2% above the London Interbank Offer Rate. There is a commitment fee of 1/2% per annum on the undrawn amount of the credit facility and a one-time fee of 1/2% on any amounts drawn. The last $3.0 million of the credit facility can only be drawn for the payment of interest. We have made no borrowings under the credit facility.

     The credit facility contains many other restrictions, including limitations on our ability to:

     - engage in businesses other than the Internet service business;

     - place liens on our assets; and

     - pay dividends.

     Furthermore our indebtedness (less cash) may not exceed 2.35 times our annualized pro forma revenue for the most recent quarter. We currently have the ability to borrow the full $70.0 million commitment. We are required to pay back any amounts borrowed under the credit facility with the proceeds of new indebtedness, certain asset sales, free cash flow in excess of $5.0 million in any quarter, or the net proceeds from insurance claims.

     In 1998, we completed our IPO, selling an aggregate of 5,735,000 shares of common stock (including the partial exercise of the over-allotment option by the underwriters in the IPO) for net proceeds of approximately $120.8 million after deducting underwriting discounts, commissions and expenses. Concurrently with our IPO, we completed the sale of 4,493,877 shares of common stock to an affiliate of NTT for net proceeds of approximately $100.0 million.

     On November 25, 1998, we sold $400.0 million principal amount of the November 1998 Notes, for net proceeds of approximately $389.0 million. Interest at the annual rate of 11 1/4%, is payable semi-annually in arrears on June 1 and December 1 of each year, commencing June 1, 1999. We have the option of redeeming the November 1998 Notes starting from December 1, 2003.

     The 1997 Notes, the March 1998 Notes and the November 1998 Notes contain terms, other than the rate of interest, that are substantially similar. The terms of the indentures governing these Notes impose significant limitations on our ability to incur additional indebtedness unless we have issued additional equity, or if our Consolidated Pro Forma Interest Coverage Ratio (as defined in the indentures) is greater than or equal to 1.8 to 1.0 prior to June 30, 1999, or 2.5 to 1.0 on or after that date, and if the ratio of our total debt to earnings before interest, taxes, depreciation and amortization is not higher than 6:1.

     The indentures contain many other restrictions, including limitations on our ability to:

     - engage in businesses other than the Internet service business;

     - place liens on our assets; and

     - pay dividends.

     If a change of control with respect to Verio occurs, we are required to make an offer to purchase all the Notes then outstanding at a price equal to 101% of the respective principal amount of the Notes, plus accrued and unpaid interest. We are in compliance with the provisions of all of our material debt agreements.

     Our Company is highly leveraged and has significant debt service requirements. At December 31, 1998 our long-term debt was $674.6 million, and the annual interest expense associated with the 1997 Notes, March 1998 Notes and November 1998 Notes is approximately $76.7 million. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations. See "Factors Affecting future Operating Results -- We have substantial debt which may impact our future operations and affect our ability to meet our debt obligations."

     As of December 31, 1998, we had approximately $592.2 million in cash and cash equivalents and short-term investments (including $14.8 million of restricted cash). Our business plan currently anticipates investments of approximately $350.0 million over the next 12 months for capital expenditures, acquisitions completed since December 31,1998, operating losses and working capital. This includes approximately $176.0 million for the acquisition of Hiway which was consummated in January 1999, and $17.5 million that was required as an initial payment under our March 1999 agreement with AOL. Additional required payments to AOL total $25.0 million, and will be paid between March 2000 and March 2001.

     Cash flows used by operations increased from $(35.3) million for the year ended December 31, 1997 to $(64.2) million for the year ended December 31, 1998. However, cash flows used by operations as a percentage of revenue improved from (99%) to (53%) from the year ended December 31, 1997 to the year ended December 31, 1998. We incurred $117.9 million in selling, general and administrative expenses during the year ended December 31, 1998 as we invested in scaleable systems, hired and trained sales personnel, and expanded our network. We expect these investments will result in the ability to add significant additional revenue at low incremental costs. Although we expect to continue to reduce our operating losses as a percentage of revenue, there can be no assurance that we will be able to do so, or that the rate of any reduction in losses will be as rapid as is expected.

     Since we achieved 100% ownership of substantially all of our subsidiaries and affiliates in the second quarter of 1998, we have focused considerable effort on, and incurred significant expense in connection with, the integration of our operations and management. These expenses included approximately $1.9 million primarily related to severance costs in connection with the elimination of approximately 250 positions that are no longer necessary due to the efficiencies of our national services. These terminations have begun and will continue through the second quarter of 1999. The remaining liability for unpaid severance costs totaled approximately $1.2 million at December 31, 1998. We expect to continue to incur integration costs related to our network, customer care, billing and financial systems. While we anticipate that these expenses will continue to be significant, we also expect to derive significant long-term benefits as a result of lower incremental costs for local telecommunications expense, Internet access expense, and general and administrative expenses as our revenues increase.

     Our anticipated expenditures are inherently uncertain and will vary widely based on many factors including operating performance and working capital requirements, the cost of additional acquisitions and investments, the requirements for capital equipment to operate our business, and our ability to raise additional funds. Accordingly, we may need significant amounts of cash in excess of our plan, and no assurance can be given as to the actual amounts of our future expenditures. We are constantly evaluating potential acquisition and other investment opportunities which could significantly affect our cash needs. We intend to use a significant portion of our cash for acquisitions, and will have to increase revenue without a commensurate increase in costs to generate sufficient cash to enable us to meet our debt service obligations. There can be no assurance that we will have sufficient financial resources if operating losses continue to increase or additional acquisition or other investment opportunities become available.

     We expect to meet our capital needs with cash on hand, proceeds from the sale, or issuance of capital stock, the credit facility, lease financing, and additional debt. In the near term, we intend to use our excess cash. Over the longer term, we will be dependent on increased operating cash flow, and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. As an ongoing matter, we evaluate the potential sources of capital that may be available to us, including public and private sales of equity, the issuance of debt securities, bank financing, and other sources, taking into account market conditions, available terms, the current trading price of our stock, and other factors. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale. In addition, our operating flexibility with respect to certain business activities is limited by covenants associated with our indebtedness. There can be no assurance that such covenants will not adversely affect our ability to finance our future operations or capital needs or to engage in business activities that may be in our interest.

NEW ACCOUNTING STANDARDS

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting ("SFAS") No. 130, Reporting Comprehensive Income (SFAS 130), No. 131, Disclosures About

Segments of an Enterprise and Related Information (SFAS 131) and No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. During 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise and the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities (SOP 97-5). The adoption of these pronouncements did not and is not expected to have a significant effect on Verio's financial position, results of operations or financial reporting.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging securities. To the extent we begin to enter into such transactions in the future, we will adopt the statement's disclosure requirements in the financial statements for the year ending December 31, 2000.

THE YEAR 2000 ISSUE

     The "Year 2000" problem results from computer programs and systems using only two digits instead of four to identify the year. Systems that do not properly recognize such information could generate wrong data or fail. The Year 2000 problem is widespread and complex, as virtually every company's computer operations could be affected in some way.

     We rely upon computer systems, software applications, hardware and other circuitry which may contain date-sensitive technology in our operations and administrative support systems. Most of these technologies are standard-purchased systems that may or may not have been customized for our own particular applications while other technologies were internally developed. We also rely upon various vendors and suppliers including telecommunications providers with which we have interconnection, peering and resale agreements.

     Many of our business systems are being replaced as part of our efforts to integrate our acquisitions. As we evaluate new systems for purchase, we assess whether they are Year 2000 compliant. We are currently engaged in a phased process utilizing outside consultants and designated employees to evaluate our internal status with respect to the Year 2000 issue. The costs and expenses of these outside consultants and employees have not been material. To date, we have not discovered any Year 2000 issues that would adversely affect us. We cannot assure that all Year 2000 issues were discovered or that we will not discover additional Year 2000 issues that could adversely affect us.

     In our first phase, completed in the fourth quarter of 1998, we conducted an assessment of our national systems in Denver, Colorado, Dallas, Texas and regional networks and systems in our east operating region, including both information technology systems and non-information technology systems such as hardware containing embedded technology, for Year 2000 compliance. The network systems of our operating regions have similar technology. No significant issues have been identified. If issues are uncovered in the future, that knowledge will be directly applied to other operating regions.

     Prior to their acquisition by Verio, Hiway hired outside consultants to evaluate their systems for Year 2000 compliance. Though issues were noted in the internally developed provisioning systems, none were evaluated as material and remediation activities are in progress.

     We expect to complete phase two of the process during the second quarter of 1999. It will involve a more detailed and broader assessment of our systems' degree of Year 2000 compliance, covering all operating regions and entities. Specific risk assessments and contingency planning will be the primary focus of this phase. We will also develop a fallback plan in the event any critical systems remain non-compliant by January 1, 2000. As part of phase two, we will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. We cannot currently estimate the magnitude of such impact.

     To date, the costs incurred with respect to phase two have not been material. Future costs are difficult to estimate; however, we do not currently anticipate that such costs will be material.

     Phase three of our Year 2000 plan will include performing end to end testing of our supplied services under various scenarios to verify expected performance of the network under various Year 2000 date failure modes. The purpose of the testing will be to ensure continuity of service to customers, not specific elemental component compliance status. This phase is expected to be final verification of any required updates to Verio's systems and should be completed in the third quarter of 1999.

     We have begun to survey, among others, critical vendors, suppliers and financial institutions for Year 2000 compliance. We are in the process of evaluating the Year 2000 preparedness of our telecommunications providers, on which we rely for the network services crucial to our business. In order to reduce any adverse impact, we maintain diverse providers for such network services. However, failure of any one provider may have a material impact on Verio's operations. We expect to complete this survey in the second quarter of 1999. At this time we cannot estimate the effect, if any, that non-compliant systems at these entities could have on us, however, it is possible that the impact will be material.

FORWARD-LOOKING STATEMENTS

     The statements included in the discussion and analysis below that are not historical or factual are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, apply to forward-looking statements made by Verio. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward-looking statements addressing the timing, costs and scope of its acquisition of, or investments in, existing affiliates, the revenue and profitability levels of the affiliates in which it invests, the anticipated reduction in operating costs resulting from the integration and optimization of those affiliates, and other matters contained herein or therein from time to time regarding matters that are not historical facts, are only predictions. No assurance can be given that future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of Verio, which, although considered reasonable by Verio, may not be realized. Because of the number and range of the assumptions underlying Verio's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of Verio, some of the assumptions will not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and Verio assumes no obligation to update this information. Therefore, the actual experience of Verio and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by Verio, or any other person that these estimates and projections will be realized and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discussion relates to Verio's exposure to market risk related to changes in interest rates, and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially due to a number of factors including those set forth under the captions "We have substantial debt which may impact our future operations and affect our ability to meet our debt obligations" and "We may need to raise additional capital in order to remain competitive" in the section titled "Factors Affecting Future Operating Results."

INTEREST RATE RISK

     Verio has limited exposure to financial market risks, including changes in interest rates. At December 31, 1998, Verio had short-term investments of approximately $592.2 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between one and 360 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. Verio expects to hold these investments until maturity, and therefore expects to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest as our cash is reinvested at lower rates.

     Verio has debt that is substantial in relation to its stockholders' equity and cash flow. At December 31, 1998, Verio had long term debt in the aggregate amount of $674.6 million, representing 77% of total capitalization. A change of interest rates would not affect our obligations under these agreements. Increases in interest rates could, however, increase the interest expense associated with future borrowings and borrowings under our bank credit facility.

FOREIGN CURRENCY RATE RISK

     Verio does not currently have any significant foreign currency exposure. However, a portion of its revenue (less than 10%) is generated from sources outside the United States. These payment obligations are generally denominated in local currencies, and any currency devaluation would affect the amount of revenues that Verio would receive from its international operations. As these operations only represent a small portion of Verio's revenue, we do not have any significant overall currency exposure at December 31, 1998. Verio does not hedge against foreign currency rate changes.

     On January 1, 1999, 11 of 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro, and adopted the euro as their common legal currency (the "Euro Conversion"). Verio has not commenced any assessment of the effects of the Euro Conversion, and we are unsure of the potential impact of the Euro Conversion on our international operations. Based on the size of our international investments, these fluctuations are not expected to have a material impact.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The index to our Consolidated Financial Statements, Financial Schedules, and the Report of the Independent Auditors appears in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The section labeled "Directors and Executive Officers" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on June 17, 1999 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The section labeled "Executive Compensation and Other Information" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on June 17, 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section labeled "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on June 17, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section labeled "Certain Relationships and Related Transactions" of the Registrant's definitive Proxy Statement to be filed shortly hereafter for the annual meeting of stockholders to be held on June 17, 1999 is incorporated herein by reference.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

     The following Consolidated Financial Statements and Report of Independent Auditors are included on pages F-1 through F-21 of this Annual Report on Form 10-K:

     The consolidated balance sheets of the Registrant and its subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception (March 1, 1996) to December 31, 1996 and the years ended December 31, 1997 and 1998, together with the notes thereto.

     (a)(2) Financial Statement Schedule.

     The following financial statement schedule is included on pages S-1 and S-2 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the notes thereto:

     Schedule II -- Valuation and Qualifying Accounts

     3. List of Exhibits:

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Registrant shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
          3.1**           -- Restated Certificate of Incorporation of the Registrant,
                             as amended.
          3.2**           -- Certificate of Amendment of Certificate of Incorporation
                             of the Registrant.
          3.3**           -- Certificate of Designation Establishing Series D
                             Preferred Stock of the Registrant.
          3.4**           -- Bylaws of the Registrant.
          4.1***          -- Form of Old 1997 Note.
          4.2***          -- Form of New 1997 Note.
          4.3***          -- Escrow Agreement, dated as of June 24, 1997, among First
                             Trust National Association (as escrow agent and trustee)
                             and the Registrant.
          4.4**           -- 1997 Indenture (See Exhibit 10.1).
          4.5**           -- 1997 Notes Registration Rights Agreement (See Exhibit
                             10.4).
          4.6***          -- Purchase Agreement, dated as of June 17, 1997, by and
                             among Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
                             & Smith Incorporated, and Lazard Freres & Co. LLC
                             (collectively, the "Initial 1997 Notes Purchasers"), and
                             the Registrant.
          4.7***          -- Form of Old March 1998 Note.
          4.8***          -- Form of New March 1998 Note.
          4.9**           -- March 1998 Indenture (See Exhibit 10.23).
          4.10**          -- March 1998 Notes Registration Rights Agreement (See
                             Exhibit 10.24).
          4.11***         -- Purchase Agreement, dated as of March 19, 1998, by and
                             among Salomon Brothers Inc., Lazard Freres & Co. LLC,
                             Chase Securities, Inc., and BancBoston Securities Inc.
                             (collectively, the "Initial March 1998 Notes
                             Purchasers"), and the Registrant.
          4.12+++         -- Form of Old November 1988 Note.
          4.13+++         -- Form of New November 1988 Note.
          4.14++          -- November 1998 Indenture (See Exhibit 10.34).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
          4.15++          -- November 1998 Registration Rights Agreement (See Exhibit
                             10.35).
          4.16++          -- Purchase Agreement, dated as of November 20, 1998, by and among Salomon Smith Barney Inc., Credit Suisse First
                             Boston Corporation, Donaldson, Lufkin & Jenrette
                             Securities Corporation and First Union Capital Markets
                             (collectively, the "Initial November 1998 Notes
                             Purchasers"), and the Registrant.
         10.1**           -- Indenture, dated as of June 24, 1997, by and among the
                             Registrant and First Trust National Association (as
                             trustee).
         10.2**           -- Warrant Agreement, dated as of June 24, 1997, by and
                             between First Trust National Association and the
                             Registrant.
         10.3**           -- Common Stock Registration Rights Agreement, dated as of
                             June 17, 1997, by and among the Registrant, Brooks Fiber
                             Properties, Inc., Norwest Equity Partners V, Providence
                             Equity Partners, Centennial Fund V, L.P., Centennial Fund
                             IV, L.P. (as investors), and the Initial Purchasers.
         10.4**           -- Registration Rights Agreement, dated as of June 17, 1997, by and among the Registrant and the Initial Purchasers.
         10.5**           -- Lease Agreement, dated as of June 20, 1997, by and
                             between the Registrant and Highland Park Ventures, LLC,
                             with respect to the property in Englewood, Colorado,
                             including the First Amendment to Lease Agreement, dated
                             as of December 16, 1997.
         10.6**           -- Lease Agreement, dated as of May 24, 1997, by and between the Registrant and IM Joint Venture, with respect to the
                             property in Dallas, Texas, as amended.
         10.7**           -- Form of Indemnification Agreement between the Registrant and each of its officers and directors.
         10.8**           -- Amended and Restated Stockholders Agreement, dated as of
                             May 20, 1997, by and between the Registrant, the Series A
                             Purchasers, the Series B Purchasers, the Series C
                             Purchasers and members of the Registrant's management.
         10.9**           -- The Registrant's 1996 Stock Option Plan, as amended.
         10.10**          -- The Registrant's 1997 California Stock Option Plan, as
                             amended.
         10.11**          -- The Registrant's 1998 Employee Stock Purchase Plan, as
                             amended.
         10.12**          -- The Registrant's 1998 Stock Incentive Plan, as amended.
         10.13**          -- Form of Compensation Protection Agreement between the
                             Registrant and each of its officers.
         10.14**          -- Master Service Agreement, dated as of August 23, 1996, by and between the Registrant and MFS Datanet, Inc.
         10.15**          -- Agreement for Terminal Facility Collocation Space, dated
                             August 8, 1996, by and between MFS Telecom, Inc. and the
                             Registrant.
         10.16**          -- Bilateral Peering Agreement, dated May 19, 1997, between
                             AT&T Corp. and the Registrant.
         10.17**          -- Master Lease Agreement, dated November 17, 1997, by and between Insight Investments Corp. and the Registrant.
         10.18**          -- Master Lease Agreement, dated October 27, 1997, by and
                             between Cisco Capital Systems Corporation and the
                             Registrant.
         10.19**+         -- Lateral Exchange Networks Interconnection Agreement,
                             dated as of February 3, 1997, by and between the
                             Registrant and Sprint Communications Company L.P.
                             ("Sprint").

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
         10.20**+         -- Cover Agreement, dated September 30, 1996, by and between the Registrant and Sprint.
         10.21**+         -- Amendment One to Cover Agreement, dated November 7, 1996, by and between the Registrant and Sprint.
         10.22**+         -- Amendment Two to Cover Agreement, dated March 2, 1998, by and between the Registrant and Sprint.
         10.23**          -- Indenture, dated as of March 25, 1998, by and among the
                             Registrant and First Trust National Association (as
                             trustee).
         10.24**          -- Registration Rights Agreement, dated as of March 25,
                             1998, by and among the Registrant, and the Initial 1998
                             Notes Purchasers.
         10.25**+         -- Capacity and Services Agreement, dated as of March 31,
                             1998, by and among the Registrant and Qwest
                             Communications Corporation.
         10.26**          -- Credit Agreement, dated as of April 6, 1998, by and among the Registrant, The Chase Manhattan Bank (as
                             administrative agent) and Fleet National Bank (as
                             documentation agent).
         10.27**          -- Stock Purchase and Master Strategic Relationship
                             Agreement, dated as of April 7, 1998, by and among the
                             Registrant and Nippon Telegraph and Telephone Corporation
                             ("NTT"), a Japanese corporation.
         10.28**+         -- Investment Agreement, dated as of April 7, 1998, by and among the Registrant and NTT.
         10.29**+         -- Outside Service Provider Agreement, dated as of April 7,
                             1998, by and among the Registrant and NTT America, Inc.
         10.30**+         -- Master Services Agreement, dated as of June 13, 1997, by and between the Registrant and MCI Telecommunications
                             Corporation ("MCI").
         10.31**+         -- MCI Domestic (US) Public Interconnection Agreement dated as of June 12, 1997, by and between the Registrant and
                             MCI, as amended.
         10.32**          -- The Registrant's 1998 Non-Employee Director Stock
                             Incentive Plan.
         10.33*+          -- Interconnection Agreement, effective as of April 1, 1998 by and between the Registrant and UUNET Technologies,
                             Inc.
         10.34++          -- Indenture, dated as of November 25, 1998, by and among
                             the Registrant and U.S. Bank Trust National Association
                             (as trustee).
         10.35++          -- Registration Rights Agreement, dated as of November 25,
                             1998, by and among the Registrant and the Initial
                             November 1998 Notes Purchasers.
         21.1             -- List of Subsidiaries of the Registrant.
         23.1             -- Consent of KPMG LLP.
         27.1             -- Financial Data Schedule for the fiscal year ended
                             December 31, 1998.

---------------

  * Incorporated by reference from the Registrant's quarterly report on Form 10-Q filed with the Commission on August 13, 1998.

 ** Incorporated by reference from the Registration Statement on Form S-1 of the Registrant (Registration No. 333-47099) filed with the Commission on February 27, 1998, as amended.

*** Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-47497) filed with the Commission on March 6, 1998, as amended.

  + Document for which confidential treatment has been requested.

 ++ Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-67715) filed with the Commission on November 23, 1998, as amended.

+++ Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-70727) filed with the Commission on January 15, 1999, as amended.

     (b) Reports on Form 8-K

          On October 28, 1998, the Registrant filed with the Commission a report on Form 8-K, announcing (1) its acquisition of a German Web hosting company, WWW-Service Online-Dienstleistungen AG, and (2) its earnings for the third quarter of 1998.

          On November 18, 1998, the Registrant filed with the Commission a report on Form 8-K, reporting under Item 5 that the Registrant had entered into an Amended and Restated Agreement and Plan of Merger with Best Internet Communications, Inc., a California corporation, d/b/a Hiway Technologies ("Hiway"), pursuant to which the Registrant had agreed to acquire Hiway, a leading Web hosting company, for an aggregate consideration of $176 million in cash and approximately 4.92 million fully diluted shares of the Registrant's Common Stock.

          On November 20, 1998, the Registrant filed with the Commission a report on Form 8-K, announcing that it had agreed to issue $400 million aggregate principal amount of 11 1/4% Senior Notes due 2008 in a private placement to a number of institutional investors in accordance with Securities Exchange Commission Rule 144A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VERIO INC.

                                            By:    /s/ JUSTIN L. JASCHKE
                                              ----------------------------------
                                                      Justin L. Jaschke
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

Date: March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

               /s/ STEVEN C. HALSTEDT                  Chairman of the Board            March 30, 1999
-----------------------------------------------------
                 Steven C. Halstedt

                /s/ JUSTIN L. JASCHKE                  Chief Executive Officer and      March 30, 1999
-----------------------------------------------------    Director (Principal
                  Justin L. Jaschke                      Executive Officer)

                /s/ HERBERT R. HRIBAR                  President, Chief Operating       March 30, 1999
-----------------------------------------------------    Officer and Director
                  Herbert R. Hribar

                 /s/ JAMES C. ALLEN                    Director                         March 30, 1999
-----------------------------------------------------
                   James C. Allen

                /s/ TRYGVE E. MYHREN                   Director                         March 30, 1999
-----------------------------------------------------
                  Trygve E. Myhren

                  /s/ PAUL J. SALEM                    Director                         March 30, 1999
-----------------------------------------------------
                    Paul J. Salem

                 /s/ GEORGE J. STILL                   Director                         March 30, 1999
-----------------------------------------------------
                   George J. Still

                  /s/ YUKIMASA ITO                     Director                         March 30, 1999
-----------------------------------------------------
                    Yukimasa Ito

                /s/ ARTHUR L. CAHOON                   Director                         March 30, 1999
-----------------------------------------------------
                  Arthur L. Cahoon

               /s/ PETER B. FRITZINGER                 Chief Financial Officer          March 30, 1999
-----------------------------------------------------    (Principal Accounting
                 Peter B. Fritzinger                     Officer)

                                   VERIO INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                               PAGE IN 1999
                                                               ANNUAL REPORT
DESCRIPTION                                                   TO STOCKHOLDERS
-----------                                                   ---------------
Independent Auditors' Report................................        F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................        F-3
Consolidated Statements of Operations for the period from
  inception (March 1, 1996) to December 31, 1996 and the
  years ended December 31, 1997 and 1998....................        F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the period from inception (March 1, 1996) to December
  31, 1996 and the years ended December 31, 1997 and 1998...        F-5
Consolidated Statements of Cash Flows for the period from
  inception (March 1, 1996) to December 31, 1996 and the
  years ended December 31, 1997 and 1998....................        F-6
Notes to Consolidated Financial Statements..................        F-7
Independent Auditors' Report on Schedule....................        S-1
Schedule II: Valuation and Qualifying Accounts..............        S-2

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Verio Inc.:

     We have audited the accompanying consolidated balance sheets of Verio Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from inception (March 1, 1996) to December 31, 1996 and the years ended December 31, 1997 and 1998. These consolidated financial statements are the responsibility of Verio's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verio Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the period from inception (March 1, 1996) to December 31, 1996 and the years ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles.

                                                      /s/ KPMG LLP

Denver, Colorado
March 4, 1999

                          VERIO INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997       1998
                                                              --------   ---------
                                                                  (AMOUNTS IN
                                                               THOUSANDS, EXCEPT
                                                                  SHARE DATA)
Current assets:
  Cash and cash equivalents.................................  $ 62,662   $ 433,424
  Securities available for sale.............................     9,924     143,963
  Restricted cash and securities (note 3)...................    21,015      13,629
  Receivables:
    Trade, net of allowance for doubtful accounts of $1,233
     and $4,763.............................................     7,565      15,084
    Affiliates..............................................       735          --
  Prepaid expenses and other................................     3,921       7,831
                                                              --------   ---------
        Total current assets................................   105,822     613,931
Restricted cash and securities (note 4).....................    19,539       1,176
Investments in affiliates, at cost (note 2).................     2,378       8,298
Equipment and leasehold improvements:
  Internet access and computer equipment....................    30,535      66,408
  Furniture, fixtures and computer software.................     3,301       5,823
  Leasehold improvements....................................     1,596       4,887
                                                              --------   ---------
                                                                35,432      77,118
  Less accumulated depreciation and amortization............    (7,219)    (26,672)
                                                              --------   ---------
    Net equipment and leasehold improvements................    28,213      50,446
Other assets:
  Goodwill, net of accumulated amortization of $3,595 and
    $21,614 (note 2)........................................    83,216     236,696
  Debt issuance costs, net of accumulated amortization of
    $330 and $1,710.........................................     4,858      18,542
  Other, net................................................     2,445       4,623
                                                              --------   ---------
        Total assets........................................  $246,471   $ 933,712
                                                              ========   =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  7,389   $  10,501
  Accrued expenses..........................................    11,401      14,228
  Accrued interest payable..................................       844       9,634
  Lines of credit, notes payable and current portion of
    long-term debt (note 3).................................     2,751       3,329
  Current portion of capital lease obligations (note 4).....     1,575       5,848
  Deferred revenue..........................................     7,177      12,512
                                                              --------   ---------
        Total current liabilities...........................    31,137      56,052
Long-term debt, less current portion, net of discount (note
  3)........................................................   139,376     668,177
Capital lease obligations, less current portion (note 4)....     2,945       6,441
                                                              --------   ---------
        Total liabilities...................................   173,458     730,670
                                                              --------   ---------
Minority interests in subsidiaries (note 2).................     2,765         361
Redeemable preferred stock (converted to common stock in
  1998)(note 5):
  Series A, convertible, $.001 par value; 6,100,000 shares
    authorized; 6,033,333 shares issued and outstanding at
    December 31, 1997.......................................    18,080          --
  Series B, convertible, $.001 par value; 10,117,000 shares
    authorized; 10,028,334 shares issued and outstanding at
    December 31, 1997.......................................    59,193          --
  Series C, convertible, $.001 par value; 2,500,000 shares
    authorized, issued and outstanding at December 31,
    1997....................................................    19,976          --
                                                              --------   ---------
                                                                97,249          --
                                                              --------   ---------
Stockholders' equity (deficit) (note 6):
  Preferred stock, Series D-1, convertible, $.001 par value;
    3,000,000 shares authorized; 680,000 shares issued and
    outstanding at December 31, 1997 (converted to common
    stock in 1998)(note 5)..................................    10,200          --
  Preferred stock, undesignated; 12,500,000 shares
    authorized; no shares issued and outstanding (note 5)...        --          --
  Common stock, $.001 par value; 125,000,000 shares
    authorized; 1,254,533 and 33,146,010 shares issued and
    outstanding at December 31, 1997 and 1998...............         1          33
  Additional paid-in capital................................    14,272     376,164
  Accumulated deficit.......................................   (51,474)   (173,516)
                                                              --------   ---------
        Total stockholders' equity (deficit)................   (27,001)    202,681
                                                              --------   ---------
Commitments and contingencies (note 4)
        Total liabilities and stockholders' equity
        (deficit)...........................................  $246,471   $ 933,712
                                                              ========   =========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            PERIOD FROM
                                                             INCEPTION               YEARS ENDED
                                                          (MARCH 1, 1996)           DECEMBER 31,
                                                          TO DECEMBER 31,     -------------------------
                                                               1996              1997          1998
                                                         -----------------    ----------    -----------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Internet connectivity:
     Dedicated.........................................       $ 1,100          $ 16,383      $  53,274
     Dial-up...........................................         1,139             7,093         22,865
  Enhanced services and other..........................           126            12,216         44,514
                                                              -------          --------      ---------
          Total revenue................................         2,365            35,692        120,653
Costs and expenses:
  Cost of service......................................           974            15,974         54,023
  Sales and marketing..................................         1,190            10,744         33,320
  General and administrative and other (note 6)........         5,812            38,639         84,602
  Depreciation and amortization........................           669            10,624         39,726
                                                              -------          --------      ---------
          Total costs and expenses.....................         8,645            75,981        211,671
                                                              -------          --------      ---------
          Loss from operations.........................        (6,280)          (40,289)       (91,018)
Other income (expense):
  Interest income......................................           593             6,080         14,628
  Interest expense.....................................          (115)          (11,826)       (35,946)
  Equity in losses of affiliates.......................            --            (1,958)            --
                                                              -------          --------      ---------
          Loss before minority interests and
            extraordinary item.........................        (5,802)          (47,993)      (112,336)
Minority interests.....................................           680             1,924            482
                                                              -------          --------      ---------
          Loss before extraordinary item...............        (5,122)          (46,069)      (111,854)
Extraordinary item -- loss related to debt repurchase
  (note 3).............................................            --                --        (10,101)
                                                              -------          --------      ---------
          Net loss.....................................        (5,122)          (46,069)      (121,955)
Accretion of preferred stock to liquidation value......           (23)             (260)           (87)
                                                              -------          --------      ---------
          Net loss attributable to common
            stockholders...............................       $(5,145)         $(46,329)     $(122,042)
                                                              =======          ========      =========
Weighted average number of common shares outstanding --
  basic and diluted....................................           972             1,145         21,376
                                                              =======          ========      =========
Loss per common share -- basic and diluted:
  Loss per common share before extraordinary item......       $ (5.29)         $ (40.47)     $   (5.24)
  Extraordinary item...................................            --                --          (0.47)
                                                              -------          --------      ---------
          Loss per common share........................       $ (5.29)         $ (40.47)     $   (5.71)
                                                              =======          ========      =========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                              COMMON STOCK       ADDITIONAL
                                               PREFERRED   -------------------    PAID-IN     ACCUMULATED
                                                 STOCK       SHARES     AMOUNT    CAPITAL       DEFICIT       TOTAL
                                               ---------   ----------   ------   ----------   -----------   ---------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCES AT INCEPTION........................  $     --            --    $--      $     --     $      --    $      --
Issuance of common stock for cash............        --     1,090,000      1         1,089            --        1,090
Accretion of redeemable preferred stock to
  liquidation value..........................        --            --     --            --           (23)         (23)
Net loss.....................................        --            --     --            --        (5,122)      (5,122)
                                               --------    ----------    ---      --------     ---------    ---------
BALANCES AT DECEMBER 31, 1996................        --     1,090,000      1         1,089        (5,145)      (4,055)
Issuance of common stock for exercise of
  options....................................        --        76,200                  148            --          148
Issuance of common stock for cash............        --        88,333                  360            --          360
Warrants issued in connection with debt
  offering (note 3)..........................        --            --     --        12,675            --       12,675
Issuance of preferred stock in business
  combination (note 5).......................    10,200            --     --            --            --       10,200
Accretion of redeemable preferred stock to
  liquidation value..........................        --            --                   --          (260)        (260)
Net loss.....................................        --            --     --                     (46,069)     (46,069)
                                               --------    ----------    ---      --------     ---------    ---------
BALANCES AT DECEMBER 31, 1997................    10,200     1,254,533      1        14,272       (51,474)     (27,001)
Issuance of common stock for:
  Exercise of options........................        --       157,885     --           665            --          665
  Exercise of warrants.......................        --       656,988      1             5            --            6
  Employee purchases.........................        --        71,547     --           988            --          988
Issuance of common stock in initial public
  offering, net of expenses (note 6).........        --     5,735,000      6       120,812            --      120,818
Issuance of common stock to private investor
  (note 6)...................................        --     4,493,877      4        99,995            --       99,999
Issuance of Series D-1 preferred stock in
  business combinations (notes 2 and 5)......    26,726            --     --            --            --       26,726
Accretion of redeemable preferred stock to
  liquidation value..........................        --            --     --            --           (87)         (87)
Issuance of common stock pursuant to
  conversion of Series D-1 preferred stock
  (note 5)...................................   (36,926)    2,214,513      2        36,924            --           --
Issuance of common stock pursuant to
  conversion of Series A, B and C redeemable
  preferred stock (note 5)...................        --    18,561,667     19        97,287            --       97,306
Issuance of common stock options in business
  combinations (note 2)......................        --            --     --         1,937            --        1,937
Stock option related compensation and
  severance costs (note 6)...................        --            --     --         3,279            --        3,279
Net loss.....................................                                                   (121,955)    (121,955)
                                               --------    ----------    ---      --------     ---------    ---------
BALANCES AT DECEMBER 31, 1998................  $     --    33,146,010    $33      $376,164     $(173,516)   $ 202,681
                                               ========    ==========    ===      ========     =========    =========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                PERIOD FROM
                                                                 INCEPTION           YEARS ENDED
                                                              (MARCH 1, 1996)        DECEMBER 31,
                                                              TO DECEMBER 31,   ----------------------
                                                                   1996           1997         1998
                                                              ---------------   ---------    ---------
                                                                       (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................      $(5,122)      $ (46,069)   $(121,955)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...........................          669          10,624       39,726
    Minority interests' share of losses.....................         (680)         (1,924)        (482)
    Stock option related compensation and severance costs...           --              --        3,279
    Equity in losses of affiliates..........................           --           1,958           --
    Extraordinary item -- loss related to debt repurchase...           --              --       10,101
    Changes in operating assets and liabilities, excluding
      effects of business combinations:
      Receivables...........................................         (265)         (1,561)      (2,058)
      Prepaid expenses and other current assets.............         (284)         (2,305)      (1,283)
      Accounts payable......................................        1,439          (1,656)      (1,766)
      Accrued expenses......................................        1,910           3,082          654
      Accrued interest payable..............................           --             844        9,674
      Deferred revenue......................................            7           1,684         (129)
                                                                  -------       ---------    ---------
         Net cash used by operating activities..............       (2,326)        (35,323)     (64,239)
                                                                  -------       ---------    ---------
Cash flows from investing activities:
    Acquisition of equipment and leasehold improvements.....       (3,430)        (14,547)     (23,058)
    Acquisition of net assets in business combinations and
      investments in affiliates, net of cash acquired.......       (5,627)        (64,023)    (151,119)
    Change in restricted cash and securities................                      (40,554)      25,750
    Purchase of securities available for sale, net..........           --          (9,924)    (134,039)
    Other...................................................          (66)         (1,206)      (2,425)
                                                                  -------       ---------    ---------
         Net cash used by investing activities..............       (9,123)       (130,254)    (284,891)
                                                                  -------       ---------    ---------
Cash flows from financing activities:
    Proceeds from lines of credit, notes payable and
      long-term debt........................................           --         145,512      559,340
    Repayments of lines of credit and notes payable.........          (20)         (3,468)     (57,885)
    Repayments of capital lease obligations.................           (8)           (950)      (4,039)
    Proceeds from issuance of common and preferred stock,
      net of issuance costs.................................       77,944          20,678      222,476
                                                                  -------       ---------    ---------
         Net cash provided by financing activities..........       77,916         161,772      719,892
                                                                  -------       ---------    ---------
         Net increase (decrease) in cash and cash
           equivalents......................................       66,467          (3,805)     370,762
Cash and cash equivalents:
    Beginning of period.....................................           --          66,467       62,662
                                                                  -------       ---------    ---------
    End of period...........................................      $66,467       $  62,662    $ 433,424
                                                                  =======       =========    =========
Supplemental disclosures of cash flow information:
    Cash paid for interest..................................      $    --       $  10,982    $  27,156
                                                                  =======       =========    =========
Supplemental disclosures of non-cash investing and financing activities:
    Equipment acquired through capital lease obligations....      $    58       $   3,301    $  11,027
                                                                  =======       =========    =========
    Acquisition of net assets in business combinations
      through issuance of notes payable.....................      $ 6,675       $   4,718    $      --
                                                                  =======       =========    =========
    Acquisition of net assets in business combinations
      through issuance of preferred stock and preferred
      stock options.........................................      $    --       $  10,200    $  28,663
                                                                  =======       =========    =========
    Warrants issued in connection with debt offering........      $    --       $  12,675    $      --
                                                                  =======       =========    =========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Basis of Presentation

     Verio Inc. (Verio or the Company) was incorporated on March 1, 1996 to capitalize on the growing demand for Internet access and enhanced services by business users through the acquisition, integration, and growth of existing independent Internet service providers with a business customer focus in targeted geographic regions. The goal of Verio is to be the dominant, full-service national provider of Internet connectivity and enhanced Internet services to small and medium sized businesses. Verio commenced operations in April 1996 and had no activity other than the sale of common stock to founders prior to April 1, 1996. Verio operates in one business segment and has operations in the United States and Europe. International operations were not significant in 1996, 1997 or 1998.

     The accompanying consolidated financial statements include the accounts of Verio and its majority owned subsidiaries, as described in Note 2. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  (b) Cash and Cash Equivalents, Restricted Cash and Securities Available for
Sale

     Verio considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Included in cash equivalents as of December 31, 1997 and 1998 are U.S. government, municipal and corporate debt securities, money market accounts and commercial paper totaling $65,518,000 (exclusive of cash overdraft in the amount of $11,228,000) and $433,304,000, respectively, with maturities ranging from thirty to ninety days. Verio's short-term investments consist of readily marketable debt securities with remaining maturities of more than 90 days at time of purchase. Verio has classified its entire investment portfolio as available for sale. Available for sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. At December 31, 1997 and 1998, the amortized cost of these securities approximated market value.

     Restricted cash and securities include U.S. government securities which are considered to be securities held to maturity and recorded at cost. At December 31, 1997 and 1998, cost approximated market value.

  (c) Equipment and Leasehold Improvements

     Equipment and leasehold improvements are recorded at cost. Depreciation is provided over the estimated useful lives of the assets ranging from 3 to 5 years using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

  (d) Investments in Affiliates and Consolidation of Subsidiaries

     Investments in affiliates generally represent newly issued preferred shares of various affiliates. The preferred shares are convertible at the option of Verio into common shares on a one-for-one basis and represent future common stock ownership interests, upon conversion, of less than 50%. As Verio did not acquire a common stock ownership interest, these investments are recorded at cost until such time as the preferred shares are converted to common. In addition, if these entities incur losses resulting in the equity of the common shareholders being reduced to zero, Verio will utilize the equity method of accounting for these investments and will generally recognize 100% of all losses of the affiliates from that date, up to the amount of Verio's investment, based on the inability of the majority common shareholders to fund additional losses. During the year ended December 31, 1997, Verio recognized equity in losses of affiliates of $1,958,000 under this method of accounting. Such losses were not significant for the year ended December 31, 1998.

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Verio has also acquired preferred shares in certain entities which are convertible into future common stock ownership interests of greater than 50%. In these situations, Verio has majority representation on the Board of Directors and majority voting rights, exercises significant control over the entities' operations, and intends to acquire a 100% common ownership interest in the future. As of December 31, 1998, Verio had acquired a 100% ownership interest in all but two affiliates. Accordingly, the accounts of these investees have been consolidated with those of Verio in the accompanying consolidated financial statements from the dates of acquisition (see note 2).

  (e)  Other Assets

     The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a 10-year period. Other intangibles are amortized using the straight-line method over periods ranging from three to seven years.

  (f) Long-Lived Assets

     Verio evaluates the carrying value of its long-lived assets, including goodwill, under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. In addition, the recoverability of goodwill is further evaluated under the provisions of APB Opinion No. 17, Intangible Assets, based upon undiscounted cash flows. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

  (g) Revenue Recognition

     Revenue related to Internet and enhanced services is recognized as the services are provided, and deferred and amortized to operations for amounts billed relating to future periods. Installation and customer set-up fees are recognized upon completion of the services. Revenue from consulting services is recognized as the services are provided. Revenue from hardware and software sales is recognized upon shipment of the respective products.

  (h) Peering Relationships

     Verio does not pay any fees in connection with its peering relationships with other companies and does not record revenue or expense in connection with those arrangements. The nature of these relationships is that the parties share the responsibility for communications that occur between their respective local networks. These peering relationships are essentially exchanges of similar productive assets rather than the culmination of an earnings process. Accordingly, these arrangements are not reflected in the operations of Verio.

  (i) Income Taxes

     Verio accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (j) Stock-Based Compensation

     Verio accounts for its stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). Verio has provided pro forma disclosures of net loss and loss per share as if the fair value based method of accounting for the plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), had been applied. Pro forma disclosures include the effects of employee stock options granted during the period and years ended December 31, 1996, 1997 and 1998.

  (k) Loss Per Share

     Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic EPS excludes dilution for potential common stock and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 1996, 1997 and 1998, as all potential common stock instruments are antidilutive.

(2) BUSINESS COMBINATIONS, INVESTMENTS IN AFFILIATES AND ASSET ACQUISITIONS

     During the period from inception (March 1, 1996) to December 31, 1996, Verio completed seven business combinations and investments for cash and notes payable. All of the acquisitions were accounted for using the purchase method of accounting, and represent the acquisition of stock or net assets. Outstanding stock options of acquired businesses were included in the determination of the purchase prices based on fair values. For those businesses acquired and consolidated, the results of operations for the acquired businesses are included in Verio's consolidated statement of operations from the dates of acquisition. Summary information regarding the business combinations is as follows:

     Consolidated acquisitions in 1996:

                                                                TOTAL OWNERSHIP
                                                  OWNERSHIP       INTEREST AT
                                                   INTEREST      DECEMBER 31,      APPROXIMATE
       BUSINESS NAME          ACQUISITION DATE   PURCHASED(A)       1996(A)       PURCHASE PRICE
       -------------          -----------------  ------------   ---------------   --------------
                                                                                   (AMOUNTS IN
                                                                                    THOUSANDS)
On-Ramp Technologies, Inc...  August 1, 1996          51%
                              October 4, 1996          4%              55%(b)        $ 8,775
RAINet, Inc.................  August 2, 1996         100%             100%(c)          2,000
CCnet Inc...................  December 19, 1996      100%             100%(c)          1,800
                                                                                     -------
                                                                                     $12,575
Acquisition costs..............................................................          284
                                                                                     -------
                                                                                     $12,859
                                                                                     =======

     The aggregate purchase price, including acquisition costs, was allocated based upon fair value as follows:

Equipment...................................................  $ 1,359
Goodwill....................................................    9,039
Net current assets..........................................    2,461
                                                              -------
          Total purchase price..............................  $12,859
                                                              =======

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Unconsolidated investments in 1996:

                                                                 TOTAL OWNERSHIP
                                                   OWNERSHIP       INTEREST AT
                                                    INTEREST      DECEMBER 31,      APPROXIMATE
       BUSINESS NAME          ACQUISITION DATE    PURCHASED(A)       1996(A)       PURCHASE PRICE
       -------------          ----------------    ------------   ---------------   --------------
                                                                                    (AMOUNTS IN
                                                                                     THOUSANDS)
West Coast Online, Inc......      July 26, 1996        20%              20%(b)         $  225
National Knowledge Networks,
  Inc.......................     August 2, 1996        26%              26%(b)            300
Access One, Inc.............  December 12, 1996        20%              20%(b)            506
Signet Partners, Inc........  December 19, 1996        25%              25%(b)            403
                                                                                       ------
                                                                                       $1,434
Acquisition costs...............................................................          102
                                                                                       ------
                                                                                       $1,536
                                                                                       ======

     During the year ended December 31, 1997, Verio completed 23 business combinations and investments for cash, notes payable and preferred stock. All of the acquisitions were accounted for using the purchase method of accounting. For those businesses acquired and consolidated, the results of operations for the acquired businesses are included in Verio's consolidated statement of operations from the dates of acquisition.

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seventeen subsidiaries were acquired and newly consolidated during 1997. In addition, Verio formed two new start-up subsidiaries. Summary information regarding these acquisitions is as follows:

  Consolidated acquisitions in 1997:

                                                                 TOTAL OWNERSHIP
                                                   OWNERSHIP       INTEREST AT     APPROXIMATE
                                                    INTEREST      DECEMBER 31,      PURCHASE
BUSINESS NAME                  ACQUISITION DATE   PURCHASED(A)       1997(A)        PRICE(E)
-------------                  ----------------   ------------   ---------------   -----------
                                                                                   (AMOUNTS IN
                                                                                   THOUSANDS)
Global Enterprise
  Services -- Network
  Division..................  January 17, 1997        100%            100%(d)        $ 2,350
Pioneer Global
  Telecommunications,
  Inc.......................  February 6, 1997        100%            100%(c)          1,011
Compute Intensive Inc.......  February 18, 1997        55%             55%(b)          4,900
NorthWestNet, Inc...........  February 28, 1997        85%             85%(c)          9,464
RUSTnet, Inc................  March 14, 1997          100%            100%(c)          1,703
Aimnet Corporation..........  May 19, 1997             55%
                              September 22, 1997       45%            100%(c)          7,613
Branch Information Services,
  Inc.......................  September 17, 1997      100%            100%(c)          1,687
West Coast Online, Inc......  April 29, 1997           12%
                              September 30, 1997       68%            100%(b)          1,775
Communique, Inc.............  October 2, 1997         100%            100%(c)          3,000
Clark Internet Services,
  Inc.......................  October 17, 1997         51%             51%(b)          3,520
ATMnet......................  November 5, 1997        100%            100%(d)          5,522
Global Internet Network
  Services, Inc.............  December 1, 1997        100%            100%(c)          6,000
Surf Network, Inc...........  January 31, 1997         25%
                              December 22, 1997        75%            100%(b)            603
PREPnet.....................  December 24, 1997       100%            100%(d)          1,405
Sesquinet...................  December 24, 1997       100%            100%(d)            732
Service Tech, Inc...........  August 1, 1997           40%
                              December 31, 1997        60%            100%(b)          2,055
Monumental Network Systems,
  Inc.......................  December 31, 1997       100%            100%(c)          3,962
Internet Servers, Inc.......  December 31, 1997       100%            100%(c)         20,000
                                                                                     -------
                                                                                     $77,302
Acquisition costs...............................................................       3,396
                                                                                     -------
                                                                                     $80,698
                                                                                     =======

     The aggregate purchase price, including acquisition costs, was allocated based upon fair values as follows:

Equipment...................................................   $12,378
  Goodwill..................................................    77,772
  Net current liabilities...................................    (9,452)
                                                               -------
          Total purchase price..............................   $80,698
                                                               =======

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Unconsolidated investments in 1997:

                                                                    TOTAL OWNERSHIP
                                                       OWNERSHIP      INTEREST AT     APPROXIMATE
                                                       INTEREST      DECEMBER 31,      PURCHASE
        BUSINESS NAME              ACQUISITION DATE   PURCHASE(A)       1997(A)        PRICE(E)
        -------------              ----------------   -----------   ---------------   -----------
                                                                                      (AMOUNTS IN
                                                                                      THOUSANDS)
Pacific Rim Network, Inc.....      February 4, 1997        27%            27%(b)        $  150
Internet Engineering               March 4, 1997           20%            20%(b)           206
  Associates, Inc............
Internet Online, Inc.........      March 5, 1997           35%            35%(b)         1,050
Structured Network Systems,        March 6, 1997           20%            20%(b)           150
  Inc........................
National Knowledge Networks,       November 7, 1997        15%            41%(b)           599
  Inc........................
Signet Partners, Inc.........      November 20, 1997       16%            41%(b)           414
                                                                                        ------
Acquisition costs..................................................................     $2,569
                                                                                           253
                                                                                        ------
                                                                                        $2,822
                                                                                        ======

     During the year ended December 31, 1998, Verio purchased additional investments in 11 of Verio's affiliates and acquired 15 new internet service providers for a combination of cash and Series D-1 Preferred Stock. All acquisitions were accounted for using the purchase method of accounting. For those businesses acquired and consolidated, the results of operations for the acquired businesses are included in Verio's

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated statement of operations from the dates of acquisition. Summary information regarding the business combinations is as follows:

  Consolidated acquisitions in 1998:

                                                      OWNERSHIP      TOTAL OWNERSHIP      APPROXIMATE
                                                      INTEREST         INTEREST AT         PURCHASE
         BUSINESS NAME            ACQUISITION DATE   PURCHASE(A)   DECEMBER 31, 1998(A)    PRICE(E)
         -------------            ----------------   -----------   --------------------   -----------
                                                                                          (AMOUNTS IN
                                                                                          THOUSANDS)
Signet Partners, Inc............  January 30, 1998       14%                 --                  --
                                  February 26,           45%               100%            $  1,925
                                  1998.............
Pacific Rim Network, Inc........  February 16, 1998      73%               100%                 730
Clark Internet Services, Inc....  February 25, 1998      49%               100%               3,863
Internet Engineering Associates,
  Inc...........................  February 25, 1998      80%               100%               1,608
On-Ramp Technologies, Inc.......  February 26, 1998      45%               100%              11,849
National Knowledge Networks,
  Inc...........................  February 27, 1998      59%               100%               2,092
Access One, Inc.................  February 27, 1998      80%               100%               5,601
NSNet, Inc......................  February 27, 1998     100%               100%               3,661
NorthWestNet, Inc...............  March 6, 1998          15%               100%               4,803
LI Net, Inc.....................  April 9, 1998         100%               100%               6,500
STARnet, L.L.C..................  April 14, 1998        100%               100%               3,500
Computing Engineers Inc.........  April 15, 1998        100%               100%               9,000
Florida Internet Corporation....  April 15, 1998        100%               100%               2,200
Structured Network Systems,
  Inc...........................  April 16, 1998         80%               100%               1,250
Compute Intensive Inc...........  April 24, 1998         45%               100%              14,260
Matrix Online Media, Inc........  May 5, 1998           100%               100%               4,000
PacketWorks, Inc................  June 19, 1998         100%               100%                 852
Internet Online, Inc............  June 30, 1998          65%               100%               4,200
NTX, Inc. (TABNet)..............  July 7, 1998          100%               100%              45,800
MagicNet, Inc...................  July 23, 1998         100%               100%               3,300
Smart.Connect (a division of
  FiberServices, Inc.)..........  August 5, 1998        100%               100%               1,009
TerraNet........................  August 7, 1998        100%               100%               4,271
Internet Now, Inc...............  August 20, 1998       100%               100%                 998
WWW Service AG..................  October 21, 1998       80%                80%               8,430
Tinkleman Enterprises, Inc.
  (NYNet).......................  December 3, 1998      100%               100%               7,000
QualNet, Inc. (Internet Access
  Group, Inc. and Great Plains
  Net, Inc.)....................  December 31, 1998     100%               100%              15,535
                                                                                           --------
                                                                                            168,237
Acquisition costs......................................................................       6,255
                                                                                           --------
                                                                                           $174,492
                                                                                           ========

     The aggregate purchase price, including acquisition costs, was allocated based upon fair values as follows:

Equipment...................................................  $  6,586
Goodwill....................................................   171,499
Net current liabilities.....................................    (3,593)
                                                              --------
         Total purchase price...............................  $174,492
                                                              ========

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------

(a) Represented existing ownership interest or, in the case of investments in preferred stock, ownership upon conversion of preferred shares to common, on a fully diluted basis.

(b)  Represented ownership of preferred stock of affiliate or subsidiary.

(c)  Represented ownership of common stock of affiliate or subsidiary.

(d)  Represented acquisition of net assets.

(e) Purchase prices are comprised of cash, notes payable, the issuance of shares of Series D-1 preferred stock, and the granting of an option to purchase shares of Series D-1 preferred stock. The value of such shares, which were converted to common stock of Verio in May 1998, as described in note 5, was generally determined by Verio's Board of Directors based on comparable valuations of private and public companies, methodologies based on multiples of revenue and discounted cash flows, and arms-length negotiated values.

     The following presents the condensed unaudited pro forma results of operations of Verio as though the above noted acquisitions had occurred at the beginning of the respective period in which the acquisition occurred, as well as at the beginning of the immediately preceding period:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                 1997            1998
                                                              -----------    ------------
                                                                (AMOUNTS IN THOUSANDS,
                                                              EXCEPT FOR PER SHARE DATA)
Revenue.....................................................    $106,524       $ 149,345
Loss before extraordinary item and accretion of preferred
  stock.....................................................     (71,525)       (123,574)
Net loss....................................................     (71,525)       (133,675)
Net loss attributable to common stockholders................     (71,785)       (133,762)
Loss per common share -- basic and diluted..................    $ (62.69)      $   (6.26)

     The pro forma results do not necessarily represent results that would have occurred if the consolidated acquisitions had occurred at the beginning of the respective periods nor are they necessarily indicative of the results of future operations.

     Investment in affiliates at December 31, 1998 represents the Company's investment V-I-A Internet, Inc.

     Subsequent to December 31, 1998, Verio completed the acquisition of all the outstanding common stock of Best Internet Communications, Inc. (doing business as Hiway Technologies, Inc.) for total consideration of approximately $254.7 million, including $176.0 million in cash and 4.92 million fully diluted shares of common stock. Verio also completed another acquisition for approximately $8.0 million in cash subsequent to December 31, 1998.

     Effective March 4, 1999, Verio entered into an agreement with America Online, Inc. (AOL). Under this agreement, for a three-year period, Verio will purchase advertising promotions from AOL to promote Verio's Web hosting and related business-focused commerce products and services on AOL's four key U.S. on-line media properties. Verio's promotional rights with respect to its Web hosting and designated electronic commerce products and services are exclusive during this period on these four specified sites. AOL also will transition its approximately 7,000 Prime Host and CompuServe BusinessWeb hosting customers to Verio, further expanding Verio's Web hosting customer base. Verio agreed to make guaranteed payments totaling $42.5 million over the first two years of the three year term of the agreement, with AOL participating in future revenue sharing under specified circumstances defined in the agreement.

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) DEBT

     Lines of credit, notes payable and long-term debt as of December 31 consists of the following:

                                                                 1997         1998
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
11 1/4% Senior Notes due 2008(a)............................   $     --     $400,000
10 3/8% Senior Notes due 2005(b)............................         --      175,000
13 1/2% Senior Notes due in 2004, net of unamortized
  discount of $12,130,000 and 7,296,000 as of December 31,
  1997 and December 31, 1998, respectively(c)...............    137,870       92,704
Revolving lines of credit, bearing interest at .5% to 2.00%
  above prime, (9.0% to 10.5% at December 31, 1997) repaid
  in 1998...................................................        788           --
Unsecured notes payable bearing interest primarily at 7%,
  due in 1998 and 1999......................................      2,809        1,418
Other.......................................................        660        2,384
                                                               --------     --------
                                                                142,127      671,506
Less current portion........................................     (2,751)      (3,329)
                                                               --------     --------
Long-term debt, less current portion........................   $139,376     $668,177
                                                               ========     ========

---------------

(a) On November 25, 1998, Verio completed the private placement of $400.0 million principal amount of senior notes (the "November 1998 Notes"). The November 1998 Notes are redeemable at the option of Verio commencing December 1, 2003. The November 1998 Notes mature on December 1, 2008. Interest on the November 1998 Notes, at the annual rate of 11 1/4%, is payable semi-annually in arrears on June 1 and December 1 of each year, commencing June 1, 1999. The November 1998 Notes are senior unsecured obligations of Verio ranking equally in right of payment with all existing and future unsecured and senior indebtedness. The November 1998 Notes contain terms that are substantially similar to the March 1998 Notes and the 1997 Notes.

(b) On March 25, 1998, Verio completed the private placement of $175.0 million principal amount of senior notes (the "March 1998 Notes"). The March 1998 Notes are redeemable at the option of Verio commencing April 1, 2002. The March 1998 Notes mature on April 1, 2005. Interest on the March 1998 Notes, at the annual rate of 10 3/8%, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The March 1998 Notes are senior unsecured obligations of Verio ranking equally in right of payment with all existing and future unsecured and senior indebtedness. The March 1998 Notes contain terms that are substantially similar to the 1997 Notes. Verio used approximately $54.5 million of the proceeds plus accrued interest to repurchase $50.0 million principal amount of the 1997 Notes. As a result, Verio was refunded approximately $13.3 million from the escrow account for the 1997 Notes, of which approximately $1.9 million was used to pay accrued and unpaid interest. This transaction resulted in an extraordinary loss of $10.1 million.

(c) In June 1997, Verio completed a debt offering of $150.0 million, 13 1/2% Senior Notes due 2004 (the "1997 Notes") and warrants to purchase 2,112,480 shares of common stock at $.01 per share, expiring on June 15, 2004, which were valued at approximately $12.7 million based on Verio's most recent equity offering. Interest on the 1997 Notes is payable semi-annually on June 15 and December 15 of each year. The value attributed to the warrants was recorded as debt discount and is being amortized to interest expense using the interest method over the term of the 1997 Notes. Upon closing, Verio deposited U.S. Treasury securities in an escrow account in an amount that, together with interest on the securities, will be sufficient to fund the first five interest payments (through December 1999) on the 1997 Notes. This restricted cash and securities balance totaled $13.1 at December 31, 1998. The 1997 Notes are redeemable on or after June 15, 2002 at 103% of the face value, decreasing to face value at maturity. The

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     indenture covering the 1997 Notes includes various covenants restricting the payment of dividends, additional indebtedness, disposition of assets, and transactions with affiliates.

     Maturities of lines of credit, notes payable and long-term debt are as follows (in thousands):

1999........................................................  $  3,329
2000........................................................       473
2001........................................................        --
2002........................................................        --
2003........................................................        --
Thereafter..................................................   667,704
                                                              --------
                                                              $671,506
                                                              ========

     Verio has received commitments from a group of commercial lending institutions to provide an aggregate of up to $70.0 million pursuant to a two-year revolving credit financing facility secured by substantially all of the assets of Verio and expiring on December 31, 1999 with interest at 2% above the London Interbank Offer Rate. There is a commitment fee of 1/2% per annum on the undrawn amount of the credit facility and a one-time fee of 1/2% on any amounts drawn. No borrowings are outstanding under this facility as of December 31, 1998.

(4) LEASES, COMMITMENTS AND CONTINGENCIES

     Verio leases office space, certain facilities storing internet points of presence and certain computer and office equipment under capital and operating leases expiring at various dates through 2008. Future minimum annual lease payments under these leases as of December 31, 1998 are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS)
1999........................................................  $ 6,578    $ 6,858
2000........................................................    5,511      5,325
2001........................................................    2,092      3,360
2002........................................................       52      2,064
2003........................................................        5      1,197
Thereafter..................................................       --      3,185
                                                              -------    -------
          Total minimum payments............................  $14,238    $21,989
                                                                         =======
Less amount representing interest and taxes.................   (1,949)
                                                              -------
          Present value of net minimum lease payments.......   12,289
Less current portion........................................   (5,848)
                                                              -------
                                                              $ 6,441
                                                              =======

     Rent expense for the period from inception (March 31, 1996) to December 31, 1996 and the years ended December 31, 1997 and 1998 was $128,000, $1,856,000, and $4,048,000, respectively.

     In addition, Verio has entered into agreements with three telecommunications companies to provide Verio with products and services to be used in its operations.

     On March 31, 1998, Verio entered into a 15-year Capacity and Services Agreement with Qwest Communications Corporation ("Qwest"), under which Verio will have access to long haul capacity and

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ancillary services on Qwest's nationwide MacroCapacity(sm) Fiber Network. The Capacity and Services Agreement was amended on December 17, 1998 (as amended, the "Capacity Agreement"). Over the first ten years of the term of the Capacity Agreement (the "Commitment Term"), Verio must purchase, and Qwest must provide, not less than $160.0 million, in the aggregate, of such capacity and services (the "Commitment"), at agreed upon prices. Additionally, Verio has the right to prepay its minimum commitment under this contract. If prepaid, such capitalized costs would be amortized to operations over the term of the agreement. The amount of the prepayment available at December 31, 1998 was approximately $84.1 million. The amount of capacity represented by the Commitment would satisfy less than 50% of Verio's currently projected long haul capacity requirements over the Commitment Term. However, Verio has the right to order capacity and services in excess of the Commitment during the term of the Capacity Agreement, and after the expiration of the Commitment Term, at the same prices.

     Under the second agreement, Verio is obligated to spend a total of $39 million between June 16, 1997 and June 16, 2002 of which approximately $3.7 million had been paid as of December 31, 1998. Annual payments will be based on actual usage by Verio.

     Under the third agreement, Verio is obligated to spend $0.5 million during 1999.

     Verio had an outstanding irrevocable letter of credit in the amount of $1.4 million as of December 31, 1998. This letter of credit, which is automatically renewed after one year at the discretion of the bank, not to be extended beyond January 31, 2003, is to collateralize Verio's lease obligation to a third party. The fair value of this letter of credit approximates contract value which is fixed over the life of the commitment. Restricted cash in the amount of approximately $1.5 million secures the letter of credit.

     The Company is subject to litigation and claims incidental to its business. While it is not feasible to predict or determine the financial outcome of these matters, management does not believe they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

(5) PREFERRED STOCK

     Series A, B and C preferred shares were issued at $3, $6 and $8 per share for total proceeds of $18,100,001, $60,170,004 and $20,000,000, respectively, in
1996 and 1997. The Series A, B, and C preferred shares were subject to mandatory redemption and were convertible into common stock, initially on a one-for-one basis. In December 1997, Verio also issued 680,000 shares of Series D-1 preferred stock at $15 per share in connection with an acquisition. The Series D-1 preferred shares were not redeemable. From January 1, 1998 through April 30, 1998, Verio issued 1,534,513 additional shares of Series D-1 preferred stock with values ranging from $15 to $22 per share in connection with business combinations. In connection with Verio's initial public offering of common stock discussed in note 6, all outstanding preferred shares were converted to common stock in May 1998. At December 31, 1998, no preferred shares were issued and outstanding. The Board of Directors have the authority to issue from time to time up to 12,500,000 shares of undesignated preferred stock.

(6) STOCKHOLDERS' EQUITY

  Common Stock Offerings

     On May 15, 1998, Verio completed its initial public offering of common stock. Verio issued 5,735,000 shares for net proceeds, after offering costs, of approximately $120.8 million.

     Concurrent with the above offering, Verio also sold an additional 4,493,877 shares to a strategic investor for total proceeds of approximately $100.0 million.

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Stock-Based Compensation Plans

     Verio has established Incentive Stock Option Plans (the Plans) whereby, at the discretion of the Board of Directors (the Board), Verio may grant stock options to employees of Verio and its controlled subsidiaries. As of December 31, 1998, Verio had reserved 6,601,349 shares for issuance under the Plans. Prior to Verio's initial public offering, the option price was determined by the Board at the time the option is granted, with such price being not less than the fair market value of Verio's common stock at the date of grant, as determined by the Board. Options granted subsequent to the initial public offering are granted at fair value based on quoted prices for Verio's common stock. As of December 31, 1998 options had been granted entitling the holders to purchase 6,601,349 shares of Verio's common stock, at exercise prices ranging from $1 to $30.06 per share. Options granted on or before December 19, 1997, vest over a five year period, and expire ten years from the date of grant. Options granted December 20, 1997, or later, vest over a four year period, and expire eight years from the date of grant. In certain circumstances, options vest earlier or later based upon the fair value of Verio's common shares or upon reaching certain performance targets, as defined, and in the case that such performance targets are not met, such performance-based options vest seven years from the date of grant. Performance based options granted on or before December 19, 1997, expire ten years from the date of grant, and performance based options granted December 20, 1997, or later, expire eight years from the date of grant. Options may be exercised prior to their scheduled vesting date, but are subject to a repurchase by Verio at the exercise price until the scheduled vesting date.

     The following table summarizes option activity for the period from inception (March 1, 1996) through December 31, 1998:

                                         1996                  1997                   1998
                                  ------------------   --------------------   ---------------------
                                            WEIGHTED               WEIGHTED                WEIGHTED
                                            AVERAGE                AVERAGE                 AVERAGE
                                            EXERCISE               EXERCISE                EXERCISE
                                  SHARES     PRICE      SHARES      PRICE       SHARES      PRICE
                                  -------   --------   ---------   --------   ----------   --------
Outstanding at beginning of
  year..........................       --    $  --       707,700    $2.83      2,183,850    $ 5.54
Granted.........................  707,700     2.83     1,747,550     6.54      5,738,614     18.46
Exercised.......................       --       --       (76,200)    1.95       (157,885)     4.29
Canceled........................       --       --      (195,200)    6.06     (1,163,230)    11.51
                                  -------              ---------              ----------
Outstanding at end of year......  707,700    $2.83     2,183,850    $5.54      6,601,349    $15.75
                                  =======              =========              ==========
Options exercisable at year
  end...........................       --       --        54,700    $5.67        607,846    $ 4.86

     A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at December 31, 1998 is as follows:

                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  --------------------------------------   ----------------------------
                                              WEIGHTED
                     NUMBER      WEIGHTED     AVERAGE                          WEIGHTED
                  OUTSTANDING    AVERAGE     REMAINING          NUMBER         AVERAGE
   RANGE OF       DECEMBER 31,   EXERCISE   CONTRACTUAL       EXERCISABLE      EXERCISE
EXERCISE PRICES       1998        PRICE     LIFE (YEARS)   DECEMBER 31, 1998    PRICE
---------------   ------------   --------   ------------   -----------------   --------
 $ 1.00-$ 6.75     1,510,266      $ 4.91        8.5             559,418         $ 4.31
   8.50- 13.50     1,474,980      $ 7.46        7.9              48,428          11.19
  17.00- 19.00       843,845      $18.29        8.0                  --             --
  20.50- 22.75     2,457,358      $21.86        8.0                  --             --
  24.50- 30.06       314,900      $27.25        8.0                  --             --
                   ---------                                    -------
 $ 1.00-$30.06     6,601,349      $15.75        8.1             607,846         $ 4.86
                   =========                                    =======

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the period and years ended December 31, 1996, 1997 and 1998, the per share weighted-average fair value of stock options granted was $.46, $1.08 and $11.54, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, volatility of 0% in 1996 and 1997 and 95% in 1998, risk-free interest rate of 6%, and expected life of three years. If Verio had recorded compensation expense for the period and years ended December 31, 1996, 1997 and 1998, based on the fair value of the options at the grant date under SFAS No. 123, net loss attributable to common stockholders would increase to $5,210,000, $46,737,000 and $137,248,000, respectively, and basic and diluted net loss per common share would increase to $5.36, $40.83 and $6.42, respectively.

     Since inception, Verio has generally granted stock options with exercise prices equal to the fair value of the underlying common stock, as determined by Verio's Board of Directors and based on Verio's other equity transactions prior to the initial public offering, and quoted prices of Verio's common stock thereafter. Accordingly, Verio had not recorded compensation expense related to the granting of stock options in 1996, 1997 and through February 28, 1998. Subsequent to February 28, 1998, Verio granted options to employees with exercise prices less than the fair value per share based upon Verio's estimated price per share in the initial public offering. Accordingly, Verio will record compensation expense totaling approximately $8.2 million, as adjusted for forfeitures, pro rata over the forty-eight month vesting period of the options. This compensation expense totaled approximately $1.9 million for the year ended December 31, 1998. In addition, Verio incurred $1.4 million in compensation expense during the year ended December 31, 1998 related to accelerated vesting of options and approximately $0.6 million in compensation expense related to options issued to Verio's new president.

(7) INCOME TAXES

     Income tax benefit for the period and years ended December 31 differs from the amounts that would result from applying the federal statutory rate of 34% as follows (in thousands):

                                                         PERIOD OR YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          1996         1997         1998
                                                        ---------   ----------   ----------
Expected tax benefit..................................   $(1,749)    $(15,752)    $(41,494)
State income taxes, net of federal benefit............      (180)      (1,622)      (4,271)
Nondeductible goodwill amortization...................        26          820        5,374
Change in valuation allowance for deferred tax assets,
  exclusive of effect of acquired net operating
  losses..............................................     1,877       16,472       38,698
Nondeductible portion of loss related to debt
  repurchase..........................................        --           --        1,375
Other, net............................................        26           82          318
                                                         -------     --------     --------
Actual income tax benefit.............................   $    --     $     --     $     --
                                                         =======     ========     ========

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Temporary differences that give rise to the components of deferred tax assets as of December 31 are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Net operating loss carryforwards, including acquisitions....  $ 18,586   $ 50,597
Receivables due to allowance for doubtful accounts for tax
  purposes only.............................................        --        779
Difference in amortization period for deductible goodwill...        --      1,140
Equipment and leasehold improvements due to differences in
  depreciation..............................................        --      2,739
Compensation expense related to stock options for financial
  statement purposes only...................................        --      1,474
Other, net..................................................       163        718
                                                              --------   --------
          Gross deferred tax asset..........................    18,749     57,447
Valuation allowance.........................................   (18,749)   (57,447)
                                                              --------   --------
          Net deferred tax asset............................  $     --   $     --
                                                              ========   ========

     At December 31, 1998, Verio has a net operating loss carryforward for federal income tax purposes of approximately $133.1 million, which is available to offset future federal taxable income, if any, through 2018. As a result of various equity transactions during 1996, 1997 and 1998, management believes Verio has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been recorded by Verio in 1996, 1997 or 1998, and a valuation allowance has been recorded for the entire amount of Verio's deferred tax asset.

(8) CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject Verio to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. As of December 31, 1996, 1997 and 1998, Verio had no significant concentrations of credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising Verio's customer base and the relatively minor balances of each individual account. At December 31, 1996, 1997 and 1998, the fair values of Verio's financial instruments approximate their carrying value, based on their terms and interest rates and quoted market prices.

(9) EMPLOYEE BENEFIT PLAN

     Verio has a 401(k) Plan (the Plan) for all full time employees of Verio. Verio may make discretionary contributions to the Plan on behalf of employees that meet certain contribution eligibility requirements defined under the terms of the Plan. Verio did not make any contributions to the Plan during 1996, 1997 or 1998.

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summary quarterly financial information for Verio is as follows. The second quarter of 1996 represents the period from inception (March 1, 1996) to June 30, 1996 (in thousands except per share data):

                                             THREE MONTHS ENDED
                              ------------------------------------------------
            1996              MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31     TOTAL
            ----              --------   --------   ------------   -----------   ---------
Revenue.....................  $     --   $     --     $    678      $  1,687     $   2,365
Loss from operations........        --       (329)      (1,395)       (4,556)       (6,280)
Net loss attributable to
  common stockholders.......        --       (329)      (1,442)       (3,374)       (5,145)
Loss per common share --
  basic and diluted.........        --      (0.34)       (1.48)        (3.47)        (5.29)

                                             THREE MONTHS ENDED
                              ------------------------------------------------
            1997              MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31     TOTAL
            ----              --------   --------   ------------   -----------   ---------
Revenue.....................  $  4,414   $  8,249     $  9,624      $ 13,405     $  35,692
Loss from operations........    (5,592)    (8,854)     (10,741)      (15,102)      (40,289)
Net loss attributable to
  common stockholders.......    (4,677)    (9,274)     (13,250)      (19,128)      (46,329)
Loss per common share --
  basic and diluted.........     (4.29)     (8.32)      (11.26)       (16.63)       (40.47)

                                                THREE MONTHS ENDED
                                 ------------------------------------------------
             1998                MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31     TOTAL
             ----                --------   --------   ------------   -----------   ---------
Revenue........................  $ 21,198   $ 28,541     $ 33,804      $ 37,110     $ 120,653
Loss from operations...........   (14,718)   (21,327)     (29,140)      (25,833)      (91,018)
Loss before extraordinary
  item.........................   (18,217)   (26,294)     (33,606)      (33,737)     (111,854)
Net loss attributable to common
  stockholders.................   (28,383)   (26,316)     (33,606)      (33,737)     (122,042)
Loss per common share before
  extraordinary item -- basic
  and diluted..................    (14.45)     (1.44)       (1.03)        (1.02)        (5.24)
Loss per common share -- basic
  and diluted..................    (22.44)     (1.44)       (1.03)        (1.02)        (5.71)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Verio Inc.:

     Under date of March 4, 1999, we reported on the consolidated balance sheets of Verio Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from inception (March 1, 1996) to December 31, 1996 and the years ended December 31, 1997 and 1998, which are included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II -- Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/ KPMG LLP

Denver, Colorado
March 4, 1999

                                                                     SCHEDULE II

                                   VERIO INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE AT     CHARGED TO
                                  BEGINNING OF      COSTS       ADDITIONS FROM                 BALANCE AT
          DESCRIPTION                PERIOD      AND EXPENSES    ACQUISITIONS    DEDUCTIONS   END OF PERIOD
          -----------             ------------   ------------   --------------   ----------   -------------
                                                       (IN THOUSANDS)
Period from Inception (March 1,
  1996) to December 31, 1996:
  Allowance for doubtful
     accounts...................     $   --         $  117          $   --        $    --        $  117
Year ended December 31, 1997:
  Allowance for doubtful
     accounts...................     $  117         $  948          $  623        $  (455)       $1,233
Year ended December 31, 1998:
  Allowance for doubtful
     accounts...................     $1,233         $3,204          $1,586        $(1,260)       $4,763

                 See accompanying independent auditors' report.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
          3.1**           -- Restated Certificate of Incorporation of the Registrant,
                             as amended.
          3.2**           -- Certificate of Amendment of Certificate of Incorporation
                             of the Registrant.
          3.3**           -- Certificate of Designation Establishing Series D
                             Preferred Stock of the Registrant.
          3.4**           -- Bylaws of the Registrant.
          4.1***          -- Form of Old 1997 Note.
          4.2***          -- Form of New 1997 Note.
          4.3***          -- Escrow Agreement, dated as of June 24, 1997, among First
                             Trust National Association (as escrow agent and trustee)
                             and the Registrant.
          4.4**           -- 1997 Indenture (See Exhibit 10.1).
          4.5**           -- 1997 Notes Registration Rights Agreement (See Exhibit
                             10.4).
          4.6***          -- Purchase Agreement, dated as of June 17, 1997, by and
                             among Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
                             & Smith Incorporated, and Lazard Freres & Co. LLC
                             (collectively, the "Initial 1997 Notes Purchasers"), and
                             the Registrant.
          4.7***          -- Form of Old March 1998 Note.
          4.8***          -- Form of New March 1998 Note.
          4.9**           -- March 1998 Indenture (See Exhibit 10.23).
          4.10**          -- March 1998 Notes Registration Rights Agreement (See
                             Exhibit 10.24).
          4.11***         -- Purchase Agreement, dated as of March 19, 1998, by and
                             among Salomon Brothers Inc., Lazard Freres & Co. LLC,
                             Chase Securities, Inc., and BancBoston Securities Inc.
                             (collectively, the "Initial March 1998 Notes
                             Purchasers"), and the Registrant.
          4.12+++         -- Form of Old November 1988 Note.
          4.13+++         -- Form of New November 1988 Note.
          4.14++          -- November 1998 Indenture (See Exhibit 10.34).
          4.15++          -- November 1998 Registration Rights Agreement (See Exhibit
                             10.35).
          4.16++          -- Purchase Agreement, dated as of November 20, 1998, by and among Salomon Smith Barney Inc., Credit Suisse First
                             Boston Corporation, Donaldson, Lufkin & Jenrette
                             Securities Corporation and First Union Capital Markets
                             (collectively, the "Initial November 1998 Notes
                             Purchasers"), and the Registrant.
         10.1**           -- Indenture, dated as of June 24, 1997, by and among the
                             Registrant and First Trust National Association (as
                             trustee).
         10.2**           -- Warrant Agreement, dated as of June 24, 1997, by and
                             between First Trust National Association and the
                             Registrant.
         10.3**           -- Common Stock Registration Rights Agreement, dated as of
                             June 17, 1997, by and among the Registrant, Brooks Fiber
                             Properties, Inc., Norwest Equity Partners V, Providence
                             Equity Partners, Centennial Fund V, L.P., Centennial Fund
                             IV, L.P. (as investors), and the Initial Purchasers.
         10.4**           -- Registration Rights Agreement, dated as of June 17, 1997, by and among the Registrant and the Initial Purchasers.
         10.5**           -- Lease Agreement, dated as of June 20, 1997, by and
                             between the Registrant and Highland Park Ventures, LLC,
                             with respect to the property in Englewood, Colorado,
                             including the First Amendment to Lease Agreement, dated
                             as of December 16, 1997.

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
         10.6**           -- Lease Agreement, dated as of May 24, 1997, by and between the Registrant and IM Joint Venture, with respect to the
                             property in Dallas, Texas, as amended.
         10.7**           -- Form of Indemnification Agreement between the Registrant and each of its officers and directors.
         10.8**           -- Amended and Restated Stockholders Agreement, dated as of
                             May 20, 1997, by and between the Registrant, the Series A
                             Purchasers, the Series B Purchasers, the Series C
                             Purchasers and members of the Registrant's management.
         10.9**           -- The Registrant's 1996 Stock Option Plan, as amended.
         10.10**          -- The Registrant's 1997 California Stock Option Plan, as
                             amended.
         10.11**          -- The Registrant's 1998 Employee Stock Purchase Plan, as
                             amended.
         10.12**          -- The Registrant's 1998 Stock Incentive Plan, as amended.
         10.13**          -- Form of Compensation Protection Agreement between the
                             Registrant and each of its officers.
         10.14**          -- Master Service Agreement, dated as of August 23, 1996, by and between the Registrant and MFS Datanet, Inc.
         10.15**          -- Agreement for Terminal Facility Collocation Space, dated
                             August 8, 1996, by and between MFS Telecom, Inc. and the
                             Registrant.
         10.16**          -- Bilateral Peering Agreement, dated May 19, 1997, between
                             AT&T Corp. and the Registrant.
         10.17**          -- Master Lease Agreement, dated November 17, 1997, by and between Insight Investments Corp. and the Registrant.
         10.18**          -- Master Lease Agreement, dated October 27, 1997, by and
                             between Cisco Capital Systems Corporation and the
                             Registrant.
         10.19**+         -- Lateral Exchange Networks Interconnection Agreement,
                             dated as of February 3, 1997, by and between the
                             Registrant and Sprint Communications Company L.P.
                             ("Sprint").
         10.20**+         -- Cover Agreement, dated September 30, 1996, by and between the Registrant and Sprint.
         10.21**+         -- Amendment One to Cover Agreement, dated November 7, 1996, by and between the Registrant and Sprint.
         10.22**+         -- Amendment Two to Cover Agreement, dated March 2, 1998, by and between the Registrant and Sprint.
         10.23**          -- Indenture, dated as of March 25, 1998, by and among the
                             Registrant and First Trust National Association (as
                             trustee).
         10.24**          -- Registration Rights Agreement, dated as of March 25,
                             1998, by and among the Registrant, and the Initial 1998
                             Notes Purchasers.
         10.25**+         -- Capacity and Services Agreement, dated as of March 31,
                             1998, by and among the Registrant and Qwest
                             Communications Corporation.
         10.26**          -- Credit Agreement, dated as of April 6, 1998, by and among the Registrant, The Chase Manhattan Bank (as
                             administrative agent) and Fleet National Bank (as
                             documentation agent).
         10.27**          -- Stock Purchase and Master Strategic Relationship
                             Agreement, dated as of April 7, 1998, by and among the
                             Registrant and Nippon Telegraph and Telephone Corporation
                             ("NTT"), a Japanese corporation.

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
         10.28**+         -- Investment Agreement, dated as of April 7, 1998, by and among the Registrant and NTT.
         10.29**+         -- Outside Service Provider Agreement, dated as of April 7,
                             1998, by and among the Registrant and NTT America, Inc.
         10.30**+         -- Master Services Agreement, dated as of June 13, 1997, by and between the Registrant and MCI Telecommunications
                             Corporation ("MCI").
         10.31**+         -- MCI Domestic (US) Public Interconnection Agreement dated as of June 12, 1997, by and between the Registrant and
                             MCI, as amended.
         10.32**          -- The Registrant's 1998 Non-Employee Director Stock
                             Incentive Plan.
         10.33*+          -- Interconnection Agreement, effective as of April 1, 1998 by and between the Registrant and UUNET Technologies,
                             Inc.
         10.34++          -- Indenture, dated as of November 25, 1998, by and among
                             the Registrant and U.S. Bank Trust National Association
                             (as trustee).
         10.35++          -- Registration Rights Agreement, dated as of November 25,
                             1998, by and among the Registrant and the Initial
                             November 1998 Notes Purchasers.
         21.1             -- List of Subsidiaries of the Registrant.
         23.1             -- Consent of KPMG LLP.
         27.1             -- Financial Data Schedule for the fiscal year ended
                             December 31, 1998.

---------------

  * Incorporated by reference from the Registrant's quarterly report on Form 10-Q filed with the Commission on August 13, 1998.

 ** Incorporated by reference from the Registration Statement on Form S-1 of the Registrant (Registration No. 333-47099) filed with the Commission on February 27, 1998, as amended.

*** Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-47497) filed with the Commission on March 6, 1998, as amended.

  + Document for which confidential treatment has been requested.

 ++ Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-67715) filed with the Commission on November 23, 1998, as amended.

+++ Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-70727) filed with the Commission on January 15, 1999, as amended.