Form 10-K/A
period 1998-12-31
VERIO INC
filed 1999-04-30
CIK 1040956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-24219

                                   VERIO INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                              84-1339720
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation and organization)

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

     As of March 26, 1999 the Registrant had outstanding 36,928,589 shares of Common Stock.

     This Amendment No. 1 is being filed to include Part III information which was previously incorporated by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information with respect to the Company's board of directors (the "Board" or "Board of Directors") and executive officers, as well as certain other members of senior management, of Verio as of April 19, 1999:

                                        AGE                POSITION(S)
                                        ---                -----------
Steven C. Halstedt....................  53    Chairman of the Board
Justin L. Jaschke.....................  41    Chief Executive Officer, Director
Herbert R. Hribar.....................  47    President and Chief Operating Officer,
                                              Director
James C. Allen........................  52    Director
Trygve E. Myhren......................  62    Director
Paul J. Salem.........................  35    Director
George J. Still, Jr. .................  41    Director
Yukimasa Ito..........................  43    Director
Arthur L. Cahoon......................  43    Director
Sean G. Brophy........................  40    Vice President of Corporate
                                              Development
James E. Cunningham...................  42    Vice President of Marketing
Chris J. DeMarche.....................  42    Chief Technical Officer
Carla Hamre Donelson..................  43    Vice President, General Counsel and
                                              Secretary
Peter B. Fritzinger...................  41    Chief Financial Officer
Deb Mayfield Gahan....................  44    Vice President of Human Resources and
                                              Organizational Development
James M. Kieffer......................  37    Vice President of Program Management
Eric S. Hood..........................  46    Vice President of Central Operations
                                              and Regional Engineering

     All of the officers identified above serve at the discretion of Verio's Board of Directors. There are no family relationships between any persons identified above. There are currently two vacancies on the Board. The following are brief biographies of these individuals.

     Steven C. Halstedt has served as Chairman of the Board since we were formed in March 1996. Mr. Halstedt is a co-founder of The Centennial Funds. Mr. Halstedt has 18 years of direct venture capital experience and serves as a general partner of each of the Centennial Holdings' partnerships. Prior to co-founding The Centennial Funds in 1981, he was Executive Vice President and Director of Daniels & Associates, Inc., a private communications service company involved in cable television system operations. Mr. Halstedt is a member of the board of directors of Formus Communications, Inc., VIA Internet, Inc., Gabriel Communications, Inc. and WLL International, Inc. He is a former Chairman of the Board of OneComm Corporation, PageAmerica Group, Inc. and Orion Network Systems, Inc., all publicly traded telecommunications companies. Mr. Halstedt received a Bachelor of Science with distinction in management engineering from Worcester Polytechnic Institute, and earned a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College, where he was named an Edward Tuck Scholar. He attended the University of Connecticut School of Law. He was a Platoon Leader and Battalion Operations Officer in a U.S. Army Combat Engineer Battalion in Vietnam.

     Justin L. Jaschke has served as Chief Executive Officer of Verio since we were formed in March 1996. He also is a member of the Board. Prior to forming Verio, Mr. Jaschke served as Chief Operating Officer for Nextel Communications following its merger with OneComm in July of 1995. Mr. Jaschke served as OneComm's President and a member of its board of directors from the time that he joined that company in April 1993 until the merger with Nextel. Mr. Jaschke currently serves as Chairman of the board of directors of VIA Internet, Inc. and also serves on the board of directors of Metricom, a leading wireless data communications provider, and on the board of directors of Dobson Communications, a rural cellular and local exchange provider. From May 1990 to April 1993, Mr. Jaschke served as President and CEO of Bay Area Cellular Telephone Company. From November 1987 to May 1990, Mr. Jaschke was Vice President of Corporate Development of PacTel Cellular, and from 1985 to 1987 was Director of Mergers and Acquisitions for PacTel Corporation. Prior to that, Mr. Jaschke was a management consultant with Marakon Associates. Mr. Jaschke received a Bachelor of Science degree summa cum laude in mathematics from the University of Puget Sound and a Master of Science degree in management from the Sloan School of Management at MIT.

     Herbert R. Hribar has served as President and Chief Operating Officer of Verio since July 1998. Mr. Hribar joined Verio from Ameritech Corporation, where he served as President of Ameritech Corporation's cellular services business unit and was responsible for all aspects of the business, including strategy, marketing, sales, network, customer service, IT and business development. He was promoted to that position in 1997 after working for Ameritech for two years, first as Vice President of International Operations beginning in early 1995, and later as Managing Director of Ameritech Europe. He also served as Chairman and Chief Executive Officer of ADSB Telecommunications, a consortium of international telecommunications companies headed by Ameritech. Before joining Ameritech, Mr. Hribar served in various capacities with Sprint Corporation from 1988 to 1995, including as Vice President and General Manager at Sprint International, where he was responsible for the offshore network planning, design, operations and information systems planning for Sprint's international voice, data, messaging and fax services as well as private data network systems. Mr. Hribar previously worked in senior management positions at GTE Telenet and served in the U.S. Navy. Mr. Hribar holds a Bachelor of Science degree in Ocean Engineering from the U.S. Naval Academy, a Master of Science degree in Civil Engineering from the University of Illinois, a Master of Business Administration from George Washington University and a Master of Science degree in Computer Science from Johns Hopkins University.

     James C. Allen has served as a director of Verio since May 1996. Mr. Allen served as CEO of Brooks Fiber Properties, Inc. until its acquisition by MCI WorldCom (formerly known as WorldCom). Mr. Allen has 25 years of experience as an entrepreneur, operator, financier, expert witness and advisor in cable television and broadband telecommunications. Prior to joining Brooks, he served as Chief Financial Officer and Chief Operating Officer of David Lipscomb University from which he holds a Bachelor of Science degree. Mr. Allen was a founder and former President, CFO and COO of Cencom Cable Associates, which was purchased by a subsidiary of Hallmark Cards, and a former Vice President of Operations of Telecom Engineering, Inc., a telecommunications engineering and consulting firm with clients in both the telephone and cable television industries. Mr. Allen previously held positions as Vice President of Operations of United Cable Television, Divisional Manager of Continental Telephone Corporation, and Vice President of Finance for National Communications Service Corporation. Mr. Allen also previously was a member of the board of directors of MetroNet Communications Corp., a local exchange carrier.

     Trygve E. Myhren has served as a director of Verio since April 1997. Mr. Myhren is President of Myhren Media, Inc., a private investment firm concentrating in media, telecommunications, software and Internet-related and consumer products companies. From 1990 to 1996, Mr. Myhren was President and a director of The Providence Journal Company. From 1975 until 1988, Mr. Myhren was an officer of American Television and Communications Corporation, the cable television subsidiary of Time, Inc., now Time/Warner Cable, serving as Chairman and CEO from 1980 to 1988. Mr. Myhren also serves on the boards of The Providence Journal Company, Advanced Marketing Services, Peapod, Inc., CableLabs, J.D. Edwards, Inc., WNP, Inc., Founders Funds and The University of Denver. Previously, Mr. Myhren served as chairman of the National Cable Television Association, and also served on the boards of Turner Broadcasting Systems, Continental Cablevision, Inc., Citizens Bank and several internal Time, Inc. boards, including Home Box Office, Temple-

Eastex and Time Magazine Group. He also served on the Federal Communications Commission's Advisory Committee on High Definition TV. Mr. Myhren has an undergraduate degree in political science and philosophy from Dartmouth and a Master of Business Administration from the Amos Tuck Graduate School at Dartmouth. He served three and one-half years as a naval officer with the U.S. Pacific Fleet.

     Paul J. Salem has served as a director of Verio since December 1996. Mr. Salem is Managing Director of Providence Equity Partners, Inc., and is a partner of the general partner of Providence's private equity funds. Providence manages over $500 million in equity and specializes in communications and media investments. Mr. Salem has been responsible for many of Providence's investment activities, including its investments in competitive local exchange companies, enhanced specialized mobile radio, wireless data networks, radio representation, telecommunications infrastructure and other areas. From February 1992 to December 1996, Mr. Salem was a Vice President at Narragnasett Capital, Inc., an investment management company. He is currently a director of MetroNet Communications Corp, Wired Ventures, Inc. and UniSite, Inc. He resigned from the board of Interep National Radio Sales, Inc. on April 2, 1998. Prior to joining Providence, Mr. Salem worked for Morgan Stanley & Co. in corporate finance and mergers and acquisitions. Previously, Mr. Salem spent four years with Prudential Investment Corporation, an affiliate of Prudential Insurance, where his responsibilities included private placement financings, leveraged buyout transactions and establishing Prudential's European investment office. Mr. Salem received a Bachelor of Arts in business from Brown University and a Master of Business Administration from Harvard Business School.

     George J. Still, Jr. has been a director of Verio since our inception in March 1996. Mr. Still, based in Palo Alto, California, is a Managing Partner of various Norwest Venture capital partnerships. From July 1984 until October 1989, he was a General Partner with The Centennial Funds based in Denver, Colorado. Prior to Centennial, Mr. Still was with Ernst & Whinney, now Ernst & Young, in San Francisco. Currently, he is a director of PeopleSoft, Inc., a public company. In addition, he serves on the board of several private companies, including Metapath Software Corporation, Software Technologies Corp., ObjectStream, Inc., and Chordiant Software. Further, Mr. Still serves as a director of the National Venture Capital Association. He holds a Bachelor of Science degree in business administration from Pennsylvania State University and a Master of Business Administration from the Amos Tuck School at Dartmouth College.

     Yukimasa Ito has been a director of Verio since September 11, 1998. Mr. Ito is Vice President, Service Planning of NTT Worldwide Telecommunications Inc., a corporation specializing in providing various international telecommunications services to end-users. NTT Worldwide Telecommunications Inc. is a subsidiary of Nippon Telegraph and Telephone Corporation ("NTT") which, in turn, is an affiliate of Verio. Mr. Ito has held his current position at NTT Worldwide Telecommunications Inc. since November 1997, prior to which he was Vice President, Service Planning of NTT PC Communications, Inc. from August 1994 to October 1997 and Director, Corporate Planning of NTT America, Inc. from August 1991 until July 1994. Mr. Ito has worked for NTT or its subsidiaries since 1980. Mr. Ito holds a Bachelor of Engineering degree from Waseda University and a Master of Business Administration from the University of Washington. In 1990, Mr. Ito was an M.Sc. Sloan Fellow at Stanford University.

     Arthur L. Cahoon was appointed to the Board upon completion of the Hiway acquisition by Verio on January 5, 1999. Mr. Cahoon served as Chairman of Hiway's board of directors, CEO and a director of Hiway since May 1998. From October 1997 to May 1998, he was Chairman of Hiway Florida. Since March 1993, he has served as general partner of Rock Creek Partners, Ltd., an investment company, and executive vice president of James Dahl & Co., an investment banking company. Since January 1995, Mr. Cahoon also has served as Executive Vice President of Timberland Investment Services, LLP, an investment management company, which he co-founded. In addition, from June 1995 to June 1996, he served as President of QuinStone Industries, Inc., a manufacturing company. Prior to March 1993, Mr. Cahoon served as Executive Vice President and CFO of Cain & Bultman, Inc., a wholesale distributor. Mr. Cahoon holds a B.B.A. in accounting and finance from Stetson University.

     Sean G. Brophy has served as Vice President of Corporate Development since November 1997, and prior to that served as Vice President of Marketing and Business Development for Verio since joining Verio in May 1996. Mr. Brophy served as Vice President of Marketing for OneComm and then Nextel from 1994 to 1996.

He worked at Northern Telecom from 1990 through 1994 in a variety of capacities, including strategic planning and product management, where he had global responsibilities for new products for Personal Communications Services. Prior to that he worked at Bell Northern Research, the research and development arm of Northern Telecom, designing telephone equipment and services ranging from the DMS-100 to key systems. While there he was awarded patent and design excellence awards. Mr. Brophy holds a Bachelor of Science degree in computer engineering from McMaster University, a Master of Science degree in electrical engineering from Carleton University and a Master of Science degree in management from the Sloan School of Management at MIT.

     James E. Cunningham was appointed as Verio's Vice President of Marketing on April 15, 1999, and prior to that served as Vice President of Sales and Marketing since June 1998. He served as the President of Verio's Northeast regional operations from December 1997 to June 1998. He assumed that role after acting as the President of Global Enterprise Services, Inc., one of Verio's acquired ISPs, beginning in May 1997. Mr. Cunningham has 17 years of sales, marketing and general management experience with both established and early stage telecommunications companies. Mr. Cunningham most recently served as Senior Vice President of Sales and Marketing at U.S. One Communications, Inc., overseeing its eastern United States sales and service organization. Prior to joining U.S. One Communications in 1996, Mr. Cunningham spent 10 years with MCI. From 1995 to 1996, he served as Vice President, Sales & Marketing for network MCI Digital Imaging, where he directed its Campus MCI program, which provided Internet access and enhanced services for universities and local governments around the country. Mr. Cunningham holds a Bachelor of Science degree in Business Administration from Livingston University in Alabama.

     Chris J. DeMarche has been Chief Technical Officer of Verio since joining Verio in May 1996. From 1995 to 1996, Mr. DeMarche was CTO and Senior Vice President of Nextel, where he was credited with addressing many critical technology issues. From 1993 to 1995, he was Senior Vice President of Engineering and Technology at OneComm, where he was responsible for building a national engineering team and designing and implementing wireless communication networks. Mr. DeMarche also worked in advanced technology areas at PacTel Corporation and Hughes Aircraft Corporation and served in the U.S. Naval Submarine Force. Mr. DeMarche received his Master of Business Administration from UCLA in 1990, his Master of System Management from the University of Southern California in 1986, and his Bachelor of Science from the United States Naval Academy in 1978.

     Carla Hamre Donelson has served as Vice President, General Counsel and Secretary of Verio since joining Verio in October 1996 from the law firm of Morrison & Foerster LLP, where she had practiced law since March 1987. She served as a partner in that firm's business department from 1990 and as head of the Denver business practice from 1993. While in private practice, Ms. Donelson was engaged in a general corporate and transactional practice, focused primarily on the communications and related technology industries, representing domestic and foreign entities in numerous financing, merger, acquisition, investment, and licensing transactions. She served as regular outside corporate counsel to OneComm and represented OneComm in connection with a variety of its SMR acquisitions as well as its merger with Nextel. Ms. Donelson received her Bachelor of Arts degree in molecular biology from the University of Colorado, her Juris Doctor degree from the University of Denver College of Law, and is a member of the Colorado Bar Association.

     Peter B. Fritzinger has served as Chief Financial Officer of Verio since June 1997. From November 1993 until June 1997, Mr. Fritzinger served as Chief Financial Officer of Louis Dreyfus Natural Gas Corp., an independent, publicly held oil and gas company headquartered in Oklahoma City. From 1991 to 1993, he was Vice President-Finance and Treasurer of Louis Dreyfus Energy Corp., a diversified, global enterprise with investments in oil and gas reserves and other petroleum-related industries. Mr. Fritzinger joined Louis Dreyfus Energy Corp. from J.P. Morgan, where he was a Vice President in its corporate finance group, having held various positions with Morgan Guaranty Trust Company of New York since 1980. Mr. Fritzinger received his Bachelor of Arts degree in math and psychology from Amherst College.

     Deb Mayfield Gahan has served as Vice President of Human Resources and Organizational Development for Verio since September 3, 1998. Prior to that, Ms. Gahan served as Vice President of Finance and

Administration since joining Verio in May 1996. She brings with her ten years of extensive start-up and telecommunications experience. From 1994 to 1996, Ms. Gahan served as Vice President of Business Services and Controller for OneComm and then for Nextel following its acquisition of OneComm. From 1987 to 1994, she was Director of Business Operations and Controller for American Cellular Communications and then BellSouth Cellular Corp., a leading provider of cellular service in 15 states. In these positions, she was responsible for implementing cost-effective financial control systems, asset protection, revenue assurance, financial reporting, treasury and business process development. Ms. Gahan is a Certified Public Accountant and holds a Master of Business Administration from Mississippi College, as well as a Bachelor of Science in accounting from Mississippi State University.

     James M. Kieffer was appointed as Vice President of Program Management on April 15, 1999. Prior to that he served as Vice President of Customer Operations for Verio since joining Verio in July 1996. Previously, Mr. Kieffer served as Nextel's Vice President of Customer Operations responsible for customer care, billing, accounts receivable, and inventory management from August 1995. Prior to OneComm's merger with Nextel, Mr. Kieffer led the development of OneComm's customer care as Director of Customer Operations from January 1994 to August 1995. Prior to that, Mr. Kieffer served as National Customer Service Manager for Motorola's Land Mobile Products Sector. During his six years with Motorola, he held several key roles while developing a consolidated national customer care organization from March 1990 until January 1994. Prior to joining Motorola, Mr. Kieffer managed customer relations and accounts receivable for IBM. He received his Master of Business Administration from DePaul University and holds a Bachelor of Science in management from Illinois State University.

     Eric S. Hood was appointed as Vice President of Central Operations and Regional Engineering on April 15, 1999. From September 3, 1998 until his appointment in April 1999, he served Verio as Vice President of Engineering and Operations, having previously served as President and CEO of NorthWestNet, Inc., one of Verio's early acquisitions which at the time was the largest Internet service provider in the Pacific Northwest. Dr. Hood sits on the advisory board for several Internet industry organizations, including Trustworthy Systems/Computer Emergency Response Team, the top-level, international Internet security organization; the U.S. Department of Justice Working Group on Internet Security; and eCOMM Northwest, a regional consortium of businesses, including Intel, Sequent, BC Tel and Nike, promoting Internet commerce in the Northwest. From 1992 through 1994, Dr. Hood served as President of FARNET, the national association of Internet service providers, telecommunications companies and network equipment manufacturers, and from 1993 through 1995, he served on the Steering Board for the U.S. Department of Energy's ESNet. Dr. Hood's research and development programs in science, computing and network communications have received funding support from the National Science Foundation, the U.S. Department of Energy, the U.S. Department of Education, US West and Digital Equipment Corporation, among others. Dr. Hood received his doctoral degree in Theoretical Chemistry from the University of California at Santa Barbara in 1983. He also held the research positions of Bantrell Fellow at the California Institute of Technology and Visiting Scientist at IBM's Thomas J. Watson Research Center.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

     There are no family relationships among any of the directors or executive officers of the Company.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     During 1998, the Board met 15 times, including regularly scheduled and special meetings, and acted by written consent four times. No director attended fewer than 75% of the aggregate of either (1) the total number of Board meetings held during the period for which he was a director, except for Messrs. Allen and Ito, or (2) the total number of committee meetings of the Board, on which he served, held during the period for which he was a director and a member of such committee, except for Messrs. Allen and Still.

     During 1998, the Board had four committees: an Executive Committee, a Finance Committee, a Compensation Committee and an Audit Committee. Effective April 15, 1999, the Board also established a Nominating Committee.

     During 1998, the Executive Committee held no meetings and acted by written consent once. The Executive Committee in 1998 was composed of Messrs. Halstedt and Jaschke. Mr. Hribar was subsequently appointed to the Executive Committee effective on April 15, 1999. The Executive Committee is responsible for reviewing and, where appropriate, authorizing corporate action with respect to the conduct of the business of Verio between Board meetings.

     The Finance Committee held two meetings in 1998. The Finance Committee in 1998 was composed of Messrs. Halstedt, Jaschke, Still and Myhren. The Finance Committee was reconstituted effective as of April 15, 1999, so that its members now include Messrs. Allen, Jaschke and Salem. The Finance Committee is responsible for reviewing and, where appropriate, authorizing certain corporate actions with respect to the finances of Verio and certain acquisitions of affiliates not involving the issuance of stock.

     The Compensation Committee held five meetings in 1998. During 1998, the Compensation Committee members included Messrs. Allen and Myhren, as well as Stephen W. Schovee, who served on the Board from the time of Verio's inception until his resignation in January 1999. The membership of the Compensation Committee was modified on April 15, 1999 and now consists of Messrs. Myhren, Still and Cahoon. The Compensation Committee is responsible for reviewing and establishing the compensation structure for Verio's officers and directors, including salary rates, participation in incentive compensation and benefit plans, 401(k) plans, stock option and purchase plans, and other forms of compensation.

     The Audit Committee held one meeting in 1998. In 1998, the Audit Committee consisted of Messrs. Myhren and Schovee. Effective as of April 15, 1999, the Audit Committee membership was changed to consist of Messrs. Cahoon and Halstedt. The Audit Committee is responsible for recommending the firm to be appointed as independent accountants to audit Verio's financial statements, discussing the scope and results of the audit with the independent accountants, reviewing the functions of management and independent accountants with respect to Verio's financial statements and performing such other related duties and functions as are deemed appropriate by the Audit Committee and the Board.

     The Nominating Committee, which was just recently established in April 1999 and consists of Messrs. Still, Halstedt and Jaschke, is tasked with making recommendations to the Board concerning the recruitment and selection of potential Board candidates. In addition, this Committee assesses the performance of the Board, reviews the size and composition of the Board and its committees, and makes appropriate recommendations with respect to possible changes.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1998, the Compensation Committee consisted of Messrs. Allen, Myhren and Schovee. Mr. Schovee served as its Chairman. No member of this Committee is a present or former officer or employee of the Company or any of its subsidiaries. No member of this Committee served on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board or Compensation Committee.

DIRECTORS COMPENSATION

     Each non-employee director receives an annual retainer fee of $5,000 and a fee of $1,000 for each meeting of the Board attended in person or $500 for each meeting attended by telephone. The fee for Board committee meetings is $500 per meeting. A director may elect to receive these payments in the form of Common Stock. On May 11, 1998 -- the effective date of the registration statement filed with the Securities and Exchange Commission in connection with the Company's initial public offering -- each non-employee director was automatically granted an option to acquire 30,000 shares of Common Stock at an exercise price per share equal to the price per share in the initial public offering of the Common Stock less underwriting discounts and commissions. Such options vest and become exercisable in three equal installments on each yearly anniversary of the grant date. Non-employee directors elected or appointed to the Board following the initial public offering are granted automatically at the time of election or appointment an option to acquire 30,000 shares of Common Stock with the same terms and conditions at an exercise price equal to the then fair market value of the Common Stock. After the initial three-year vesting period for such options, non-employee directors receive automatic annual grants of options to acquire an additional 3,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the date of grant. Such options vest and become exercisable on the first anniversary of the grant date. In April 1998, the Company adopted the 1998 Non-Employee Director Stock Incentive Plan ("Director Option Plan") under which options may be granted and shares of Common Stock may be issued to non-employee directors in accordance with these compensation arrangements.

     On May 11, 1998, each of Messrs. Halstedt, Allen, Myhren, Salem and Still were granted options to purchase up to 30,000 shares of Common Stock, at an exercise price of $21.50 per share under the Director Option Plan. On September 11, 1998, Mr. Ito was granted options to purchase up to 30,000 shares of Common Stock, at an exercise price of $20.50 per share under the Director Option Plan. Each of Messrs. Myhren, Salem, Still and Ito have assigned their respective options to Myhren Media, Inc., Providence Equity Partners Inc., Norwest Equity Partners V, L.P. and NTT Rocky, Inc., respectively. By contract with Centennial Holdings, Inc., Mr. Halstedt is required to transfer any economic benefit deriving from such options to Centennial Holdings, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Copies of these reports are also required to be delivered to the Company.

     The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during the fiscal year ended December 31, 1998, all Reporting Persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     The following table sets forth certain summary information for the years ended December 31, 1998, 1997 and 1996, respectively, concerning the compensation paid and awarded to: (a) Verio's Chief Executive Officer and (b) Verio's four most highly compensated other executive officers whose salaries and bonuses exceeded $100,000 who were serving as executive officers as of December 31, 1998 ("Named Executive Officers").

     As part of the Company's standard cash compensation package offered to all employees (including the Named Executive Officers), the Company provides targeted annual cash bonuses, the payment of which is based on the Company's overall achievement of performance goals established by the Board at the beginning of the year. Actual performance by the Company is measured against those goals at or following the end of the year, and the actual amount of the targeted bonus levels paid is determined based on actual performance relative to those objectives.

     Information shown for fiscal year 1996 covers the period from inception on March 1, 1996 to December 31, 1996. Salary information for 1996 for Mr. Jaschke, Mr. DeMarche and Ms. Donelson, for 1997 for Mr. Fritzinger, and for 1998 for Mr. Hribar reflects compensation paid to each in his or her principal positions commencing on April 1996, May 1996, October 1996, June 1997, and July 1998, respectively. The bonus amount paid to Mr. Hribar in 1998 includes a signing bonus of $125,000, plus a gross up for taxes, paid by Verio at the time of his initial employment in July 1998. Information shown under "All Other Compensation" represents costs of providing relocation benefits to Messrs. Hribar and Fritzinger and represents costs of tax reimbursements paid to Ms. Donelson.

SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                   COMPENSATION AWARDS
                                      ANNUAL COMPENSATION        -----------------------
                                 -----------------------------   RESTRICTED   SECURITIES
                                 FISCAL                            STOCK      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR    SALARY($)   BONUS($)   AWARDS($)    OPTIONS(#)   COMPENSATION($)
---------------------------      ------   ---------   --------   ----------   ----------   ---------------
Justin L. Jaschke..............   1998     221,041         --          --      300,000             --
  Chief Executive Officer         1997     175,003     66,500      85,000           --             --
                                  1996     124,631     44,867          --      240,000             --
Herbert R. Hribar..............   1998     125,004    235,998          --      350,000         29,646
  President and Chief             1997          --         --          --           --             --
  Operating Officer               1996          --         --          --           --             --
Chris J. DeMarche..............   1998     173,541         --          --      100,000             --
  Chief Technical Officer         1997     160,004     60,800      25,000       20,000             --
                                  1996     106,666     38,215          --       70,000             --
Carla Hamre Donelson...........   1998     173,541         --          --      140,000             --
  Vice President, General         1997     160,004     57,760          --       20,000             --
  Counsel and Secretary           1996      26,320     13,680      50,000       60,000         42,678
Peter B. Fritzinger............   1998     173,541         --          --      110,000             --
  Chief Financial Officer         1997      89,443     31,287          --       75,000         70,267
                                  1996          --         --          --           --             --

STOCK OPTIONS GRANTED IN 1998

     The following table contains information concerning the grant of stock options by Verio under Verio's stock option plans to the Named Executive Officers in 1998.

     Prior to the completion of Verio's initial public offering, all options were granted at an exercise price per share equal to at least the fair market value of the Common Stock on the date of grant, as determined by the Board at that time. Subsequent to Verio's initial public offering, all options were granted at an exercise price equal to the market price of the Common Stock on the last trading day before the date of grant.

     The potential realizable value is calculated based on the fair market value on the date of grant, which is equal to the exercise price of the options, assuming that the stock appreciates in value from the date of grant compounded annually until the end of the option term at the rate specified (5% or 10%) and that the option is exercised and sold on the last day of the option term for the appreciated stock price. Potential realizable value is net of the option exercise price. The assumed rates of appreciation are specified in the rules and regulations of the Securities and Exchange Commission and do not represent Verio's estimate or projection of future stock price. Actual gains, if any, resulting from stock option exercises and common stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

                                       PERCENT OF                                 POTENTIAL REALIZABLE
                                         TOTAL                                   VALUE AT ASSUMED ANNUAL
                         NUMBER OF      OPTIONS                                   RATES OF STOCK PRICE
                         SECURITIES    GRANTED TO                                APPRECIATION FOR OPTION
                         UNDERLYING   EMPLOYEES IN   EXERCISE                            TERM($)
                          OPTIONS        FISCAL        PRICE      EXPIRATION     -----------------------
         NAME            GRANTED(#)     YEAR(%)      ($/SHARE)       DATE            5%          10%
         ----            ----------   ------------   ---------   -------------   ----------   ----------
Justin L. Jaschke......   200,000         3.6          13.50     Mar. 19, 2006   1,998,750    2,222,500
                          100,000         1.8          22.00     Dec. 16, 2006     149,375      261,250
Herbert R. Hribar......   250,000         4.5          17.75     Jun. 23, 2006   1,435,937    1,715,625
                          100,000         1.8          22.00     Dec. 16, 2006     149,375      261,250
Chris J. DeMarche......    40,000         0.7          13.50     Mar. 19, 2006     399,750      444,500
                           60,000         1.0          22.00     Dec. 16, 2006      89,625      156,750
Carla Hamre Donelson...   .40,000         0.7          13.50     Mar. 19, 2006     399,750      444,500
                          100,000         1.8          22.00     Dec. 16, 2006     149,375      261,250
Peter B. Fritzinger....    40,000         0.7          13.50     Mar. 19, 2006     399,750      444,500
                           70,000         1.2          22.00     Dec. 16, 2006     104,562      182,875

FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information with respect to the Named Executive Officers regarding the stock options exercised during 1998. It shows the aggregate number of unexercised options to purchase Common Stock granted in all years and held by the Named Executive Officers as of December 31, 1998, and the value of unexercised in-the-money options (i.e., options that had a positive spread between the exercise price and the fair market value of the Common Stock) as of December 31, 1998. The value of unexercised options at year-end is based on the December 31, 1998 closing price of $22.375 per share of Common Stock as reported on the Nasdaq National Market.

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                        UNDERLYING OPTIONS AT         IN-THE-MONEY OPTIONS
                           SHARES                        FISCAL YEAR-END(#)           AT FISCAL YEAR-END($)
                         ACQUIRED ON      VALUE      ---------------------------   ---------------------------
         NAME            EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----            -----------   -----------   -----------   -------------   -----------   -------------
Justin L. Jaschke......      --            --          70,000          410,000      1,356,250      3,943,750
Herbert R. Hribar......      --            --              --          350,000             --      1,193,750
Chris J. DeMarche......      --            --          41,334          148,666        750,844      1,191,250
Carla Hamre Donelson...      --            --          37,334          182,666        673,344      1,090,000
Peter B. Fritzinger....      --            --          15,000          170,000        245,625      1,363,750

EMPLOYMENT AGREEMENTS

     As a general matter, Verio does not enter into employment agreements, and has not entered into employment agreements with any of its officers. Rather, the employment relationship with each officer is "at will." However, in connection with the initial employment of each officer, Verio and the officer executed an offer letter, in which the general compensation and benefits provided to the officer are outlined, including base salary, targeted annual bonus, option grants, employee benefits and severance. The compensation levels established in such offer letters are subject to change from time to time, at the discretion of the Compensation Committee. In connection with Mr. Hribar's initial employment, Verio agreed to guarantee a minimum net equity value attributable to the options granted to Mr. Hribar on the commencement of his employment and that vest and become exercisable at the one-year anniversary of his initial employment (a total of 62,500 underlying shares). The minimum net equity value fixed in Mr. Hribar's offer letter is $1 million. So long as he remains employed on that one-year anniversary date, if the net equity value of those options on that date is less than $1 million, he may elect to exercise this equity protection right for a period of 30 days thereafter.

COMPENSATION PROTECTION AGREEMENTS

     Verio has entered into compensation protection agreements with each of the Named Executive Officers and certain additional officers of Verio. Each of the compensation protection agreements contains substantially similar terms. The compensation protection agreements are for a term of three years, subject to automatic yearly extensions. In no event will the compensation protection agreements terminate within 12 months of a change in control of Verio. "Change in control" includes the following:

          (a) An acquisition, other than directly from Verio, of any voting securities of Verio by any person immediately after which such person has beneficial ownership (as defined in the Exchange Act) of 40% or more of the combined voting power of Verio's then outstanding voting securities. In determining whether a change in control has occurred, voting securities which are acquired in a "non-control acquisition," as defined in the compensation protection agreements, do not constitute an acquisition which would cause a change in control;

          (b) The individuals who, as of the date the compensation protection agreements were approved by the Board, are members of the Board, cease for any reason to constitute at least a majority of the Board (subject to certain provisos);

          (c) Approval by stockholders of Verio of a merger, consolidation or reorganization involving Verio, unless such merger, consolidation or reorganization satisfies certain specified conditions;

          (d) Any other merger, consolidation or reorganization that at least two-thirds of the incumbent Board determines constitutes a change in control; and

          (e) If a protected officer's employment is terminated prior to a change in control and the Board determines that such termination was at the request of a third party who has indicated an intention or taken steps to effect a change in control and who subsequently effectuates a change in control, or occurred in connection with, or in anticipation of, a change in control which actually occurs, then a change in control is considered to have occurred with respect to that protected officer.

     Upon termination within 12 months following a change in control, each protected officer will receive the following compensation and benefits:

          (1) If a protected officer's employment with Verio is terminated within 12 months following a change in control by Verio for cause or by reason of the protected officer's disability (as defined in the compensation protection agreements), death or retirement, or by the protected officer other than for good reason (as defined in the compensation protection agreements), then Verio must pay to the protected officer the accrued compensation due through the date of termination. Accrued compensation includes base salary, reimbursement for reasonable and necessary expenses incurred by the protected officer on behalf of Verio during the period ending on the termination date, and vacation pay.

          (2) If a protected officer's employment is terminated within 12 months of a change in control for any other reason than specified above, the protected officer will receive:

             (A) his or her accrued compensation;

             (B) a bonus amount equal to the product of a fraction, the numerator of which is the number of days in Verio's fiscal year through the termination date and the denominator of which is 365, and the bonus amount, which will be the greater of 100% of the last annual incentive payment paid or payable to the protected officer prior to the termination date, and the protected officer's incentive target for the fiscal year in which the change in control occurs;

             (C) an amount equal to two times the sum of the protected officer's annual base salary in effect immediately prior to the change in control, plus the bonus amount in (B). However, the amount paid to Mr. Jaschke will be three times that sum;

             (D) until the third anniversary of the termination date, the same rights with respect to benefits provided by Verio, as were provided to the protected officer as of the effective date of the compensation protection agreement, or, if greater, at any time within 90 days preceding the date of the change in control; and

             (E) the immediate vesting and removal of all restrictions on any outstanding incentive awards granted to the protected officer under Verio's stock option and other stock incentive plans or arrangement.

     The compensation protection agreements further provide that the protected officers are not required to mitigate the amount of any payment by seeking employment or otherwise. Protected officers may be entitled to additional compensation or benefits in accordance with Verio's employee benefit plans and other applicable programs, policies and practices then in effect. The compensation protection agreements contain a "gross-up" provision pursuant to which any severance payment, which would be subject to certain excise taxes occurring as a result of a change in control, would include an additional gross-up payment resulting in the protected officer retaining an additional amount equal to these excise taxes.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act, that might incorporate future filings, including this Annual Report on Form 10-K/A, in whole or in part, the following report and the Performance Graph which follows shall not be deemed to be incorporated by reference into any such filings.

     The Compensation Committee of the Company's Board of Directors, which is comprised solely of independent, non-employee Board members, has the authority and responsibility to establish the overall compensation strategy for the Company, including salary and bonus levels, administer the Company's incentive compensation and benefit plans, 401(k) plans, and stock option and purchase plans, and review and make recommendations to the Board with respect to the Company's executive compensation. Trygve Myhren, George Still and Arthur Cahoon are the current members of the Compensation Committee.

COMPENSATION POLICY

     The Company's overall compensation philosophy is to provide a competitive compensation program that enables the Company to attract, reward, incent, and retain highly capable executives and other employees who have the skills and experience necessary to promote the short and long-term financial performance and growth of the Company. The Company's compensation program is designed to link the annual compensation received by its executives to the financial performance of the Company and its achievement of annually established Company-wide goals, and to provide them with long-term incentives, provided principally in the form of stock options, thereby aligning their interests with those of the Company's stockholders.

     Compensation of the Company's executive officers consists of three principal components, the amounts of which are established in order to provide, in the aggregate, compensation that is comparable to that offered by similarly situated companies: (1) a base salary; (2) an annual cash bonus opportunity that is dependent on the achievement of Company-wide performance objectives established annually by the Board; and (3) awards of stock options to provide a long-term incentive that aligns management's interests with stockholders' interests.

     Salary. The base salaries of the Company's executive officers are initially established, and thereafter periodically reviewed and adjusted, by the Compensation Committee. When setting and adjusting base salary levels, in a manner consistent with the Compensation Committee's policy outlined above, the Committee takes into account competitive market conditions for executive compensation, the Company's financial and stock price performance, historical compensation levels, internal comparability considerations, and the performance of the individual executive officer.

     Bonus. Each executive officer (as well as each employee of the Company generally), is provided an annual cash bonus opportunity, that is typically a targeted percentage of base salary. At the beginning of each year, the Board establishes performance objectives for the year. The actual amount of the bonus paid is determined at the end of the year based on the Company's actual performance against those objectives. While the specific performance objectives vary from year to year, the general approach in establishing the objectives is to (1) foster a single company attitude across the Company's operations, (2) emphasize the importance of teamwork and the interdependent efforts required for success, (3) compensate for results more than efforts, and (4) provide fair, objective and easily measurable performance parameters.

     For the year ended December 31, 1998, the performance objectives included, in addition to the attainment of certain key financial performance thresholds, a number of specific events, such as the successful completion of the Company's initial public offering (which occurred in May 1998). In evaluating the Company's actual performance against the designated objectives for the year, the Compensation Committee determined that the Company's overall achievements during the year were considerable and highly effective in positioning the Company for future continued growth and success. Nonetheless, the Committee determined that the Company's actual performance against certain important financial criteria had fallen short of the targeted level by an amount that warranted payment of bonuses at a level less than the full targeted amount. The Committee acknowledged that in large part this was attributable to factors that had arisen during the course of the year after the performance objectives for the year had been established, including the acceleration of certain integration efforts and corresponding expenses, the incurrence of certain unanticipated one-time expenses, and the costs associated with certain strategic transactions that were undertaken during the year. The Committee further acknowledged that, as a result of these various activities and expenses, the Company was considerably better positioned as it entered the following year. As a result, the Committee determined to pay out a percentage of the targeted bonuses to the employees of the Company other than senior management. Based on conversations with senior management, the Committee also decided not to pay cash bonuses to the executive officers and other members of senior management, but rather to provide an additional grant of stock options. A portion of these options were made subject to an additional performance-based vesting term that requires that the Company reach a targeted financial performance criteria for the third quarter of the following year. The Board of Directors or the Compensation Committee in the future will continue to establish performance criteria with respect to bonuses paid to executive officers for any given fiscal year, which will vary based on the operations, prospects and strategy of the Company at the time.

     The Company agreed to pay certain bonuses to Mr. Hribar, who was retained as the Company's President and Chief Operating Officer in July 1998, in connection with his initial employment arrangements. Specifically, the Company agreed to pay a "signing bonus" in the amount of $125,000, plus a gross up for taxes. The aggregate amount of this payment was approximately $236,000. In addition, the Company agreed that Mr. Hribar would receive a guaranteed incentive bonus at the end of the year in the amount of $62,500, regardless of the actual performance by the Company against its targeted performance objectives for the year. Mr. Hribar has elected to defer the payment of that guaranteed performance bonus until a later date.

     Long-term Incentive Compensation. The Company believes that stock option grants (1) align executive officer interests with stockholder interests by creating a direct link between compensation and stockholder return, (2) give executive officers a significant, long-term interest in the Company's success,
(3) provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business, and (4) help retain key executive officers in a competitive market for executive talent.

     The 1998 Stock Incentive Plan authorizes the Board, or a committee thereof, to grant stock options to employees, directors and consultants of the Company, including the executive officers. Stock option grants generally are made to all employees of the Company, including executive officers, at the time of initial employment. Thereafter, additional grants may be made to individual employees, including executive officers, from time to time, in order to continue to incent retention and long-term performance. Additional options are not necessarily granted to each executive officer during each year, but rather are made based on factors such as individual performance, the Company's overall growth and financial performance, the number of unvested options held by the individual at the time, and competitive factors. The relative weight given to these various factors may vary from individual to individual, at the Committee's discretion.

     Under the 1998 Stock Incentive Plan, options granted to executive officers vest as to 25% of the grant on the first anniversary of the date of grant with the remaining options vesting, in equal increments, annually at the end of each of the next three years (subject to acceleration upon the occurrence of certain events, such as a change of control of the Company), and they expire eight years from the date of grant. Prior to the adoption of the 1998 Stock Incentive Plan, grants of options to the Company's employees, including the executive officers, were made under the 1996 Stock Incentive Plan. Options granted under that plan vest as to 20% of the grant on the first anniversary of the date of grant with the remaining options vesting, in equal increments, annually at the end of each of the next four years (subject to acceleration upon the occurrence of certain events, such as a change of control of the Company), and they expire ten years from the date of grant. Details on stock options granted to certain executive officers in 1998 are provided in the table entitled "Stock Options Granted in 1998."

     Compensation of Chief Executive Officer. The Committee established the base salary of Mr. Jaschke, who has served as the Company's Chief Executive Officer since the Company's formation in March 1996, with the objective of maintaining the competitiveness of his base salary with salaries paid to similarly situated chief executive officers. Typical of its policy with respect to base salaries provided to employees generally, it was the Committee's intent to provide Mr. Jaschke, through the base salary, with a level of stability and certainty each year and not have this particular component of his compensation affected to any significant degree by Company performance factors. Payment of Mr. Jaschke's annual performance bonus is determined based on the same factors as those that apply to all of the Company's employees. As described above, no performance bonuses were paid to any of the executive officers, including Mr. Jaschke, in respect of the 1998 year. Mr. Jaschke received grants of options to purchase a total of 300,000 shares of the Company's stock during 1998.

     Compensation Policy Regarding Deductibility. Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation's executive officers. The limitation applies only to compensation which is not considered to be performance-based. The non-performance based compensation to be paid to the Company's executive officers in 1998 did not exceed the $1 million limit per officer. The 1998 Stock Incentive Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants made under such plan will qualify as performance-based compensation which will not be subject to the $1 million limitation. The Compensation Committee currently intends to limit the dollar amount of all other compensation payable to the Company's executive officers to no more than $1 million. The Compensation Committee is aware of the limitations imposed by Section 162(m), and the exemptions available therefrom, and will address the issue of deductibility when and if circumstances warrant, and may use such exemptions in addition to the exemption contemplated under the 1998 Stock Incentive Plan.

Submitted by the Compensation Committee:

     James C. Allen
     Trygve E. Myhren
     Stephen W. Schovee

STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total return on The Nasdaq Composite Index and The Nasdaq Telecommunications Index. The period shown commences on May 12, 1998, the date that the Company's Common Stock was registered under Section 12 of the Exchange Act, and ends on December 31, 1998, the end of the Company's last fiscal year. The graph assumes an investment of $100 on May 12, 1998, and the reinvestment of any dividends.

     The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company's Common Stock.

                            COMPARISON OF CUMULATIVE
                          TOTAL RETURN TO STOCKHOLDERS
                       MAY 12, 1998 TO DECEMBER 31, 1998
VERIO PERFORMANCE GRAPH

                                                                         NASDAQ            NASDAQ
               MEASUREMENT PERIOD                                      COMPOSITE          TELECOM
             (FISCAL YEAR COVERED)                   VERIO INC.          INDEX             INDEX
5/12/98                                                        100               100               100
5/31/98                                                      84.52             95.63             98.92
6/30/98                                                      91.92            101.86            107.91
7/31/98                                                     104.39            100.66            112.01
8/31/98                                                      81.75             80.60             85.33
9/30/98                                                      91.45             91.06             95.00
10/31/98                                                     51.27             95.23            104.10
11/30/98                                                     70.21            104.80            110.96
12/31/98                                                     82.68            117.88            130.90

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Verio's Common Stock, as of April 19, 1999, by:

          (1) each stockholder known by Verio to own beneficially more than five percent, in the aggregate, of Verio's Common Stock;

          (2) each director of Verio who owns shares of Verio's Common Stock;

          (3) the Named Executive Officers determined for the fiscal year ended December 31, 1998 who own shares of Verio's Common Stock;

          (4) all executive officers and directors of Verio as a group who own shares of Verio's Common Stock; and

          (5) the number of shares of Verio's Common Stock subject to options or warrants owned by any of the above-mentioned persons that are currently exercisable or exercisable within 60 days of April 19, 1999.

     The beneficial ownership is calculated based on 36,990,259 total shares of Common Stock outstanding as of April 19, 1999. In presenting the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants owned by such person that are currently exercisable or exercisable within 60 days of April 19, 1999 are deemed outstanding; provided, that such shares are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. Except as indicated below and pursuant to applicable community property laws, each of the persons named in this table has sole voting and investment power with respect to the shares set forth opposite such person's name.

     The ownership percentage shown for NTT is higher than the maximum percentage of fully diluted shares that NTT was permitted to purchase in NTT's investment in Verio because the percentage of beneficial ownership following our IPO reflected in this table is based on outstanding and not fully diluted shares.

     MCI WorldCom (formerly known as WorldCom) may be deemed to indirectly beneficially own the shares owned by Brooks as a result of the acquisition of Brooks by WorldCom, which resulted in Brooks becoming a wholly owned subsidiary of MCI WorldCom.

     Mr. Halstedt holds 1,258 shares of Verio's Common Stock personally. Mr. Halstedt disclaims beneficial ownership of the options exercisable for 30,000 shares of Verio's Common Stock which were granted to him pursuant to the Director Option Plan (of which options to purchase 10,000 shares will vest on May 11, 1999); by contract with Centennial Holdings, Inc., of which he is an officer and director, Mr. Halstedt is required to transfer any economic benefit deriving from such options to Centennial Holdings, Inc.

     The shares of Verio's Common Stock held by James C. Allen include 55,840 shares that he transferred to the James C. Allen Revocable Trust. In accordance with the rules of the Exchange Act, Mr. Allen may be deemed to be the beneficial owner of such shares.

     On September 30, 1998, Mr. Myhren assigned to Myhren Media, Inc. ("Myhren Media") the options exercisable for 30,000 shares of Verio's Common Stock which were granted to him pursuant to the Director Option Plan (of which options exercisable for 10,000 shares will vest on May 11, 1999). Mr. Myhren is the President of Myhren Media and may be deemed to indirectly beneficially own these options. Mr. Myhren disclaims beneficial ownership of these options.

     Paul J. Salem holds 2,174 shares of Verio's Common Stock personally. The sole general partner of Providence Equity Partners L.P. ("Providence") is Providence Equity Partners LLC ("PEPLLC"). Mr. Salem is a member of PEPLLC and may be deemed to indirectly beneficially own the shares owned by Providence. Mr. Salem disclaims beneficial ownership of these shares. On October 9, 1998, Mr. Salem assigned to Providence Equity Partners Inc. ("PEP") the options exercisable for 30,000 shares of Verio's Common Stock which were granted to him pursuant to the Director Option Plan (of which options exercisable for 10,000 shares will vest on May 11, 1999). Mr. Salem is Managing Director of PEP and may be deemed to indirectly beneficially own these options. Mr. Salem disclaims beneficial ownership of these options.

     The shares of Verio's Common Stock held by Mr. Still include 41,047 shares held of record by Still Family Partners. Mr. Still may be deemed to indirectly beneficially own the shares held by Still Family Partners. On October 7, 1998, Mr. Still assigned to Norwest Equity Partners V, L.P. the options exercisable for 30,000 shares of Verio's Common Stock which were granted to him pursuant to the Director Option Plan (of which options exercisable for 10,000 shares will vest on May 11, 1999). The sole general partner of Norwest Equity Partners V, L.P. is Itasca Partners V, LLP. George J. Still is Managing Partner of Itasca. Mr. Still may be deemed to indirectly beneficially own the shares underlying these options. Mr. Still disclaims beneficial ownership of these options.

     The shares of Verio's Common Stock held by Arthur L. Cahoon do not include the 21,892 shares held of record by Pam Fitch as Trustee of the Arthur Logan Cahoon Grantor Retained Annuity Trust dated May 29, 1998. Mr. Cahoon may be deemed to indirectly beneficially own the shares held by the Trust. Mr. Cahoon disclaims beneficial ownership of these shares.

     On September 11, 1998, Verio issued options to purchase 30,000 shares of its Common Stock to Yukimasa Ito pursuant to the Director Option Plan. Mr. Ito assigned these options to NTT Rocky, Inc. on October 14, 1998. Mr. Ito disclaims beneficial ownership of these options. NTT Rocky, Inc. is affiliated with NTT, and NTT may be deemed to indirectly beneficially own these options.

                                                NUMBER OF SHARES        PERCENTAGE         EXERCISABLE
HOLDERS                                        BENEFICIALLY OWNED   BENEFICIALLY OWNED   OPTIONS/WARRANTS
-------                                        ------------------   ------------------   ----------------
Nippon Telegraph and Telephone Corporation...      4,493,877             12.15%                   --
  Global Communications Headquarters
  Tokyo Opera City Tower
  20-2 Nishi-Shinjuku 3-chome
  Shinjuku-ku
  Tokyo 163-14, Japan
Brooks Fiber Properties, Inc. ...............      3,769,133             10.19%              704,160
  425 Woods Mill Road South
  Suite 300
  Town & Country, Missouri 63017
Providence Equity Partners, L.P. ............      2,235,693              6.04%                   --
  50 Kennedy Plaza
  Providence, Rhode Island 02903
Steven C. Halstedt...........................          1,258                  *                   --
Herbert R. Hribar............................             --                 --                   --
Justin L. Jaschke............................        369,778              1.00%              190,000
James C. Allen...............................         65,840                  *               10,000
Trygve E. Myhren.............................         30,000                  *               20,000
Paul J. Salem................................          2,174                  *                   --
George J. Still, Jr. ........................        100,771                  *                   --
Arthur L. Cahoon.............................        520,419              1.39%              456,947
Yukimasa Ito.................................             --                 --                   --
Chris J. DeMarche............................        109,083                  *               72,000
Carla Hamre Donelson.........................         72,015                  *               54,000
Peter B. Fritzinger..........................         42,772                  *               25,000
All executive officers and directors as a          1,371,861              3.62%              871,947
  group (13 persons).........................

---------------

* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

     In connection with Mr. Hribar's employment, Verio agreed to guarantee a minimum net equity value attributable to the options granted to Mr. Hribar on the commencement of his employment and that vest and become exercisable at the one-year anniversary of his initial employment (a total of 62,500 underlying shares). The minimum net equity value fixed in Mr. Hribar's offer letter is $1 million. So long as he remains employed on that one-year anniversary date, if the net equity value of those options on that date is less tan $1 million, he may elect to exercise this equity protection right for a period of 30 days thereafter.

     As a condition to the closing of the acquisition of Best Internet Communications, Inc. (which does business as Hiway Technologies, Inc., and which Verio refers to as "Hiway"), which occurred on January 5, 1999, all related party indebtedness was to be repaid to Hiway on or prior to closing. However, Verio agreed to waive the condition that Arthur L. Cahoon repay his indebtedness to Hiway in the principal amount of $280,409 with interest at the then prime rate.

OTHER TRANSACTIONS

     Brooks. On March 18, 1998, in response to an offer by Brooks, Verio entered into an agreement with Brooks pursuant to which Verio agreed to repurchase the $50.0 million principal amount of the 13 1/2% Senior Notes due 2004 held by Brooks for an aggregate net purchase price of approximately $54.5 million, plus accrued interest. A portion of the proceeds from the sale of the 10 3/8% Senior Notes due 2005 was used to effect the repurchase described above.

     NTT. On May 15, 1998 (the settlement date in connection with Verio's initial public offering), pursuant to a Stock Purchase and Master Strategic Relationship Agreement, dated as of April 7, 1998, between Verio and NTT, NTT purchased 4,493,877 shares of Verio's Common Stock for approximately $100.0 million. Verio granted NTT certain registration rights with respect to the Common Stock it had acquired.

     Verio also entered into an investment agreement with NTT on April 7, 1998, providing for certain arrangements effective from and after the completion of the NTT investment, some or all of which could have the effect of delaying, deferring or preventing a change of control of Verio. In particular, so long as NTT continues to hold at least 50% of the aggregate number of shares of Common Stock acquired by it, Verio has agreed to appoint an individual designated by NTT to the Board. The initial NTT designee, Yukimasa Ito, will serve for an initial term ending as of the third annual stockholder meeting following the closing of the initial public offering. Thereafter, for so long as NTT continues to meet the share ownership requirement, Verio has agreed, subject to certain exceptions, to nominate as a member of the Board at each subsequent election of the applicable class of directors a person designated by NTT who will be subject to election by Verio's stockholders.

     In addition, NTT has agreed on behalf of itself and its affiliates to certain "standstill" restrictions pursuant to which NTT and its affiliates may only make open market or privately negotiated purchases of additional voting securities, including the Common Stock, so long as the total holdings of NTT and its affiliates do not exceed 17.5% of Verio's fully diluted Common Stock after taking into account such acquisition. The "standstill" obligations terminate five years after the completion of the NTT investment. NTT has also agreed, among other things, that it will not (1) solicit proxies or participate in a proxy solicitation or otherwise seek to influence voting with respect to Verio,
(2) call a stockholders meeting, or (3) make any announcement or proposal for a tender offer that would result in NTT owning more than 17.5% of Verio's Common Stock on a fully diluted basis. In addition, NTT has agreed that in connection with any offer or agreement by a third party to acquire over 30% of the voting power of Verio or over 50% of the assets or earning power of Verio, it will not transfer any securities of Verio in connection with an acquisition proposal, unless such acquisition proposal has been recommended by the Board or the Board has not publicly recommended against such acquisition proposal within three months of the public announcement or presentation to it of such acquisition proposal.

     The NTT investment agreement also imposes certain limitations on NTT's ability to dispose of the shares of Common Stock that it has acquired. Verio has been granted rights of first offer and rights of first refusal in the event that NTT proposes to sell some or all of the shares that it has acquired. The specific terms of these rights vary depending upon the quantity of shares proposed to be sold and other terms of the proposed sale. The NTT investment agreement also precludes NTT from transferring Common Stock to certain parties specified by Verio (which list may include no more than 15 specified parties at any one time) that are or are likely to become our competitors or, subject to certain conditions, to any person that as a result of such transfer would beneficially own more than 10% of the Common Stock.

     In connection with the NTT investment agreement, Verio and NTT also entered into an outside service provider agreement, under which Verio was designated as the preferred provider of Internet access and related services to customers of NTT America on a reseller basis. In addition Verio and NTT agreed to connect their backbones and establish a peering and transit relationship, and that Verio would provide NTT America with full back-office and engineering support. NTT America has agreed to pay Verio for Verio's services at predetermined rates reflective of the strategic relationship between the parties, under which NTT is entitled to "most favored customer" status and pricing concessions. Under the outside service provider agreement, Verio agreed to continue to negotiate the specific terms of these arrangements with NTT. Recently, Verio executed a further strategic partner services agreement with NTT America describing the details for implementing the specific technical and administrative aspects arising under the outside service provider agreement. NTT America recently has launched its branded Arcstar Internet service in the U.S., and will resell the full range of Verio services under this brand. Under the NTT investment agreement, NTT has designated three individuals to be employed by Verio in corporate development, technical and marketing positions to assist in implementing and carrying out the commercial relationship between Verio and NTT.

     VIANet. In May 1998, Verio completed an additional equity investment in VIA Internet, Inc. in which Verio purchased shares of VIANet's Series B Preferred Stock for an aggregate purchase price of $8.0 million. As a result, Verio owns an approximately 15% equity position in VIANet. Verio has no right to acquire the remaining equity of VIANet. The Board has determined that its investment in VIANet currently will be the primary component of its international expansion strategy in the Internet access market in the near term. However, Verio also may pursue direct investments in certain international markets where appropriate opportunities exist. Verio believes that its indirect strategy through VIANet currently is the most effective means to leverage its resources in pursuing Internet access business internationally.

     Mr. Jaschke serves as the Chairman of the board of directors of VIANet and Mr. Halstedt is a member of VIANet's board of directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VERIO INC.

                                            By:    /s/ JUSTIN L. JASCHKE
                                              ----------------------------------
                                                      Justin L. Jaschke
                                              Chief Executive Officer (Principal
                                                       Executive Officer)
Date: April 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

               /s/ STEVEN C. HALSTEDT                   Chairman of the Board                 April 30, 1999
-----------------------------------------------------
                 Steven C. Halstedt

                /s/ JUSTIN L. JASCHKE                   Chief Executive Officer and           April 30, 1999
-----------------------------------------------------     Director (Principal Executive
                  Justin L. Jaschke                       Officer)

                /s/ HERBERT R. HRIBAR                   President, Chief Operating Officer    April 30, 1999
-----------------------------------------------------     and Director
                  Herbert R. Hribar

                 /s/ JAMES C. ALLEN                     Director                              April 30, 1999
-----------------------------------------------------
                   James C. Allen

                /s/ TRYGVE E. MYHREN                    Director                              April 30, 1999
-----------------------------------------------------
                  Trygve E. Myhren

                  /s/ PAUL J. SALEM                     Director                              April 30, 1999
-----------------------------------------------------
                    Paul J. Salem

                 /s/ GEORGE J. STILL                    Director                              April 30, 1999
-----------------------------------------------------
                   George J. Still

                  /s/ YUKIMASA ITO                      Director                              April 30, 1999
-----------------------------------------------------
                    Yukimasa Ito

                /s/ ARTHUR L. CAHOON                    Director                              April 30, 1999
-----------------------------------------------------
                  Arthur L. Cahoon

               /s/ PETER B. FRITZINGER                  Chief Financial Officer (Principal    April 30, 1999
-----------------------------------------------------     Accounting Officer)
                 Peter B. Fritzinger