Form 10-Q
period 1999-03-31
VERIO INC
filed 1999-05-12
CIK 1040956

================================================================================


                                    FORM 10-Q

                                ---------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
(MARK ONE)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

                                ---------------

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                                ---------------

                       COMMISSION FILE NUMBER: 000-24219

                                ---------------

                                   VERIO INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  84-1339720
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding as of May 5, 1999 was 37,286,531.

================================================================================

                                   VERIO INC.

                                    FORM 10-Q
                                 MARCH 31, 1999

                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets-- December 31, 1998 and March 31, 1999
     (unaudited)....................................................................      2

  Condensed Consolidated Statements of Operations-- Three Months Ended
     March 31, 1998 and March 31, 1999 (unaudited)..................................      3

  Condensed Consolidated Statement of Stockholders' Equity-- Three Months
     Ended March 31, 1999 (unaudited)...............................................      4

  Condensed Consolidated Statements of Cash Flows-- Three Months Ended
     March 31, 1998 and March 31, 1999 (unaudited)..................................      5

  Notes to Condensed Consolidated Financial Statements..............................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations..................................................................      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................     16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...........................................................     17

Item 2. Changes in Securities and Use of Proceeds...................................     17

Item 3. Defaults Upon Senior Securities.............................................     17

Item 4. Submission of Matters to a Vote of Security Holders.........................     17

Item 5. Other Information...........................................................     17

Item 6. Exhibits and Reports on Form 8-K............................................     17

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           VERIO INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   DECEMBER 31,      MARCH 31,
                                                                                                       1998            1999
                                                                                                   -----------      -----------
                                                                                                                    (UNAUDITED)
Current assets:
  Cash, cash equivalents and securities available for sale (note 3) ..........................     $   577,387      $   338,598
  Restricted cash and securities (note 5) ....................................................          13,629           14,078
  Trade receivables, net of allowance for doubtful accounts of $4,763 and $7,352 .............          15,084           20,304
  Prepaid expenses and other .................................................................           7,831           12,479
                                                                                                   -----------      -----------
        Total current assets .................................................................         613,931          385,459
Restricted cash and securities (note 5) ......................................................           1,176            1,278
Investments in affiliates, at cost (note 2) ..................................................           8,298           18,887
Prepaid marketing expense (note 2) ...........................................................              --           18,500

Equipment and leasehold improvements:
  Internet access and computer equipment .....................................................          66,408           88,815
  Furniture, fixtures and computer software ..................................................           5,823            7,133
  Leasehold improvements .....................................................................           4,887           10,540
                                                                                                   -----------      -----------
                                                                                                        77,118          106,488
  Less accumulated depreciation and amortization .............................................         (26,672)         (34,646)
                                                                                                   -----------      -----------
    Net equipment and leasehold improvements .................................................          50,446           71,842
Other assets:
  Goodwill, net of accumulated amortization of $21,614 and $35,015 (note 2) ..................         236,696          480,610
  Debt issuance costs, net of accumulated amortization of $1,710 and $2,432 ..................          18,542           18,363
  Other, net (note 4) ........................................................................           4,623           30,414
                                                                                                   -----------      -----------
        Total assets .........................................................................     $   933,712      $ 1,025,353
                                                                                                   ===========      ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ...........................................................................     $    10,501      $     7,658
  Accrued expenses ...........................................................................          14,228           42,730
  Accrued interest payable ...................................................................           9,634           28,873
  Lines of credit, notes payable and current portion of long-term debt (note 5) ..............           3,329              957
  Current portion of capital lease obligations ...............................................           5,848            7,643
  Deferred revenue ...........................................................................          12,512           17,519
                                                                                                   -----------      -----------
        Total current liabilities ............................................................          56,052          105,380

Long-term debt, less current portion, net of discount (note 5) ...............................         668,177          672,431
Capital lease obligations, less current portion ..............................................           6,441            7,864
Other long-term liabilities (note 2) .........................................................              --           10,000
                                                                                                   -----------      -----------
        Total liabilities ....................................................................         730,670          795,675
                                                                                                   -----------      -----------

Minority interests in subsidiaries (note 2) ..................................................             361               --

Stockholders' equity:
  Preferred stock, undesignated; 12,500,000 shares authorized; no shares issued and
    outstanding ..............................................................................              --               --
  Common stock, $.001 par value; 125,000,000 shares authorized; 33,146,010 and 37,010,302
    shares issued and outstanding at December 31, 1998 and March 31, 1999 ....................              33               37
  Additional paid-in capital .................................................................         376,164          448,269
  Accumulated deficit ........................................................................        (173,516)        (218,628)
                                                                                                   -----------      -----------
        Total stockholders' equity ...........................................................         202,681          229,678
                                                                                                   -----------      -----------
Commitments and contingencies (note 5)
        Total liabilities and stockholders' equity ...........................................     $   933,712      $ 1,025,353
                                                                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                ----------------------
                                                                  1998          1999
                                                                --------      --------
                                                                             (UNAUDITED)
Revenue:
  Internet connectivity:
     Dedicated ............................................     $  9,900      $ 21,470
     Dial-up ..............................................        4,147         6,614
  Enhanced services and other .............................        7,151        27,040
                                                                --------      --------
          Total revenue ...................................       21,198        55,124
Costs and expenses:
  Cost of service .........................................        9,536        19,406
  Sales and marketing .....................................        4,980        14,831
  General and administrative ..............................       15,019        28,805
  Depreciation and amortization ...........................        6,381        21,614
                                                                --------      --------
          Total costs and expenses ........................       35,916        84,656
                                                                --------      --------
          Loss from operations ............................      (14,718)      (29,532)
Other income (expense):
  Interest income .........................................        1,650         4,778
  Interest expense and other ..............................       (5,551)      (20,358)
                                                                --------      --------
          Loss before minority interests and
            extraordinary item ............................      (18,619)      (45,112)
Minority interests ........................................          402            --
                                                                --------      --------
          Loss before extraordinary item ..................      (18,217)      (45,112)
Extraordinary item-- loss related to debt repurchase
(note 5) ..................................................      (10,101)           --
                                                                --------      --------
          Net loss ........................................      (28,318)      (45,112)
Accretion of preferred stock to liquidation value .........          (65)           --
                                                                --------      --------

          Net loss attributable to common
            stockholders ..................................     $(28,383)     $(45,112)
                                                                ========      ========

Weighted average number of common shares
  outstanding-- basic and diluted .........................        1,265        36,448
                                                                ========      ========
Loss per common share-- basic and diluted:
  Loss per common share before extraordinary item .........     $ (14.45)     $  (1.24)

  Extraordinary item ......................................        (7.99)           --
                                                                --------      --------
          Loss per common share ...........................     $ (22.44)     $  (1.24)
                                                                ========      ========


          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            COMMON STOCK           ADDITIONAL
                                                     -------------------------      PAID-IN      ACCUMULATED
                                                       SHARES         AMOUNT        CAPITAL        DEFICIT          TOTAL
                                                     ----------     ----------     ----------    ------------      ----------
BALANCES AT DECEMBER 31, 1998 ..................     33,146,010     $       33     $  376,164     $ (173,516)     $  202,681
Issuance of common stock for:
  Exercise of options ..........................        414,501              1          2,280             --           2,281
  Exercise of warrants .........................        182,730             --              2             --               2
  Exercise of warrants issued pursuant to
    a non-cash exchange of notes ...............        122,215             --            941             --             941
  Stock issued pursuant to the
acquisition ....................................      3,144,846              3         50,318             --          50,321
    of Best Internet, Inc. .....................
Issuance of common stock options and
warrants in ....................................             --             --         18,084             --          18,084
  business combinations (note 2)
Stock option related compensation and
  severance costs (note 6) .....................             --             --            480             --             480
Net loss .......................................             --             --             --        (45,112)        (45,112)
                                                     ----------     ----------     ----------     ----------      ----------
BALANCES AT MARCH 31, 1999 (UNAUDITED) .........     37,010,302     $       37     $  448,269     $ (218,628)     $  229,678
                                                     ==========     ==========     ==========     ==========      ==========


          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH  31,
                                                                         ------------------------
                                                                            1998          1999
                                                                         ---------      ---------
                                                                                 (unaudited)
Cash flows from operating activities:
  Net loss .........................................................     $ (28,318)     $ (45,112)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization ..................................         6,381         21,614
    Minority interests' share of losses ............................          (402)            --
    Stock option related compensation and severance costs ..........            --            680
    Extraordinary item-- loss related to debt repurchase ...........        10,101             --
    Changes in operating assets and liabilities, excluding
      effects of business combinations:
      Receivables ..................................................        (1,226)        (1,144)
      Prepaid expenses and other current assets ....................           773        (11,988)
      Accounts payable .............................................        (1,607)        (3,374)
      Accrued expenses .............................................        (3,509)        10,489
      Accrued interest payable .....................................         3,467         19,435
      Deferred revenue .............................................          (466)          (321)
                                                                         ---------      ---------
         Net cash used by operating activities .....................       (14,806)        (9,721)
                                                                         ---------      ---------
Cash flows from investing activities:
    Acquisition of equipment and leasehold improvements ............        (3,820)        (9,867)
    Acquisition of net assets in business combinations and
      investments in affiliates, net of cash acquired ..............       (18,844)      (207,565)
    Change in restricted cash and securities .......................        13,341           (217)
    Other ..........................................................          (373)        (8,975)
                                                                         ---------      ---------
         Net cash used by investing activities .....................        (9,696)      (226,624)
                                                                         ---------      ---------
Cash flows from financing activities:
    Proceeds from lines of credit, notes payable and
long-term debt .....................................................       169,769             --
    Repayments of lines of credit and notes payable ................       (57,138)        (2,631)
    Repayments of capital lease obligations ........................          (450)        (2,096)
    Proceeds from issuance of common and preferred stock, net
     of issuance costs .............................................           131          2,283
                                                                         ---------      ---------
         Net cash provided (used) by financing activities ..........       112,312         (2,444)
                                                                         ---------      ---------
         Net increase (decrease) in cash and cash
           equivalents .............................................        87,810       (238,789)
Cash, cash equivalents and securities available for sale:
    Beginning of period ............................................        72,586        577,387
                                                                         ---------      ---------
    End of period ..................................................     $ 160,396      $ 338,598
                                                                         =========      =========

Supplemental disclosures of cash flow information:
    Cash paid for interest .........................................     $   1,875      $     799
                                                                         =========      =========
Supplemental disclosures of non-cash investing and financing activities:
   Equipment acquired through capital lease obligations ............     $   1,651      $   4,895
                                                                         =========      =========
   Warrants issued in connection with debt offering ................     $  17,008      $      --
                                                                         =========      =========
   Acquisition of net assets in business combinations through issuance of common stock and common stock options
and warrants .......................................................     $      --      $  68,405
                                                                         =========      =========
Other liabilities incurred for:
   Prepaid marketing expense and acquisition of customers through AOL
     agreement .....................................................     $      --      $  25,000
                                                                         =========      =========


          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation

     Verio Inc. (Verio or the Company) was incorporated on March 1, 1996 to capitalize on the growing demand for Internet access and enhanced services by business users through the acquisition, integration, and growth of existing independent Internet service providers with a business customer focus in targeted geographic regions. The goal of Verio is to be the leading, full-service provider of Internet connectivity and enhanced Internet services to small and medium sized businesses. Verio commenced operations in April 1996 and had no activity other than the sale of common stock to founders prior to April 1, 1996. Verio operates in one business segment and has operations in the United States and Europe. International operations were not significant in 1998 or the three months ended March 31, 1999.

     The accompanying consolidated financial statements include the accounts of Verio and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation.

(2) BUSINESS COMBINATIONS, INVESTMENTS IN AFFILIATES AND ASSET ACQUISITIONS

     During the three months ended March 31, 1999, Verio completed two business combinations for cash and common stock. Each of these acquisitions was accounted for using the purchase method of accounting, and represents the acquisition of stock. Outstanding stock options and warrants of acquired businesses were included in the determination of the purchase prices based on fair values. The results of operations for the two acquired businesses are included in Verio's consolidated statement of operations from the dates of acquisition. Summary information regarding the business combinations is as follows:

Consolidated acquisitions in 1999:

                                                                  OWNERSHIP
                                                                   INTEREST       APPROXIMATE
BUSINESS NAME                                  ACQUISITION DATE    PURCHASED     PURCHASE PRICE
-------------                                  ----------------    ---------     --------------
                                                                                 (IN THOUSANDS)
Best Internet Communications, Inc. .......     January 5, 1999       100%           $244,402
Web Communication, LLC ...................     February 19, 1999     100%              8,000
                                                                                    --------
                                                                                    $252,402
Acquisition costs .............................................................        3,662
                                                                                    --------
                                                                                    $256,604
                                                                                    ========

The aggregate purchase price, including acquisition costs, was allocated based upon fair values as follows:

                       Equipment .................         $  15,458
                       Goodwill ..................           257,315
                       Net current liabilities ...           (16,169)
                                                           ---------
                              Total purchase price .....   $ 256,604
                                                           =========

     In January 1999, Verio completed the acquisition of all the outstanding common stock of Best Internet Communications, Inc. (which does business as Hiway Technologies, Inc.) for total consideration of approximately $244.4 million, including $176.0 million in cash and approximately 4.9 million fully diluted shares of common stock. In February 1999, Verio also completed the acquisition of Web Communications, LLC for approximately $8.0 million in cash.

     For the three months ended March 31, 1998, on a pro forma basis, total revenue would have increased to $30.0 million, net loss attributable to common stockholders would have increased to $33.3 and loss per share would have decreased to $7.50 due to the additional common stock issued pursuant to the Hiway acquisition purchase agreement.

     Investment in affiliates at March 31, 1999 represents the Company's cost-based investments, primarily in V-I-A Internet, Inc. and NorthPoint Communications, Inc.

     Effective March 4, 1999, Verio entered into an agreement with America Online, Inc. ("AOL"). Under this three-year agreement, Verio will purchase advertising promotions from AOL to promote Verio's Web hosting and related business-focused commerce products and services on AOL's four key U.S. on-line media properties. Verio's promotional rights with respect to its Web hosting and designated electronic commerce products and services are exclusive during this period on these four specified sites. AOL also will transition its approximately 7,000 Prime Host and CompuServe BusinessWeb hosting customers to Verio., Verio agreed to make guaranteed payments totaling $42.5 million over the first two years of the three-year term of the agreement, with AOL participating in future revenue sharing under specified circumstances defined in the agreement. The first payment of $17.5 million was made in March 1999.

(3)  CASH, CASH EQUIVALENTS AND SECURITIES AVAILABLE FOR SALE

     Verio considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Verio's securities available for sale consist of readily market able debt securities with remaining maturities of more than 90 days at the time of purchase. The balance of securities available for sale are $143,963,000 and $133,623,000 at December 31, 1998 and March 31,
1999, respectively.

(4)  OTHER ASSETS

     Goodwill consists of the excess of cost over the fair value of net assets acquired and is amortized using a straight-line method over a 10-year period. Debt issuance costs are amortized over the life of the debt. Other intangibles consist primarily of the costs associated with customer acquisitions and non-compete agreements and are amortized over a three-year period.

(5)  DEBT

     On November 25, 1998, Verio completed the private placement of $400.0 million principal amount of senior notes due 2008 (the "November 1998 Notes"). The November 1998 Notes are redeemable at the option of Verio commencing December 1, 2003. The November 1998 Notes mature on December 1, 2008. Interest on the November 1998 Notes, at the annual rate of 11 1/4%, is payable semi-annually in arrears on June 1 and December 1 of each year, commencing June 1, 1999. The November 1998 Notes are senior unsecured obligations of Verio ranking equally in right of payment with all existing and future unsecured and senior indebtedness. The November 1998 Notes contain terms that are substantially similar to the March 1998 Notes and the 1997 Notes (each as defined below).

     On March 25, 1998, Verio completed the private placement of $175.0 million principal amount of senior notes due 2005 (the "March 1998 Notes"). The March 1998 Notes are redeemable at the option of Verio commencing

April 1, 2002. The March 1998 Notes mature on April 1, 2005. Interest on the March 1998 Notes, at the annual rate of 10 3/8%, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The March 1998 Notes are senior unsecured obligations of Verio ranking equally in right of payment with all existing and future unsecured and senior indebtedness. The March 1998 Notes contain terms that are substantially similar to the 1997 Notes. Verio used approximately $54.5 million of the proceeds plus accrued interest to repurchase $50.0 million principal amount of the 1997 Notes. As a result, Verio was refunded approximately $13.3 million from the escrow account for the 1997 Notes, of which approximately $1.9 million was used to pay accrued and unpaid interest. This transaction resulted in an extraordinary loss of $10.1 million.

     In June 1997, Verio completed a debt offering of $150.0 million, 13 1/2% Senior Notes due 2004 (the "1997 Notes") and warrants to purchase 2,112,480 shares of common stock at $.01 per share, expiring on June 15, 2004, which were valued at approximately $12.7 million based on Verio's most recent equity offering. Interest on the 1997 Notes is payable semi-annually on June 15 and December 15 of each year. The value attributed to the warrants was recorded as debt discount and is being amortized to interest expense using the interest method over the term of the 1997 Notes. Upon closing, Verio deposited U.S. Treasury securities in an escrow account in an amount that, together with interest on the securities, will be sufficient to fund the first five interest payments (through December 1999) on the 1997 Notes. This restricted cash and securities balance totaled $13.2 million at March 31, 1999. The 1997 Notes are redeemable on or after June 15, 2002 at 103% of the face value, decreasing to face value at maturity. The indenture covering the 1997 Notes includes various covenants restricting the payment of dividends, additional indebtedness, disposition of assets, and transactions with affiliates.


     Verio has received commitments from a group of commercial lending institutions to provide an aggregate of up to $70.0 million pursuant to a two-year revolving credit financing facility secured by substantially all of the assets of Verio and expiring on December 31, 1999 with interest at 2% above the London Interbank Offered Rate. There is a commitment fee of 1/2% per annum on the undrawn amount of the credit facility and a one-time fee of 1/2% on any amounts drawn. No borrowings are outstanding under this facility as of March 31, 1999.


(6)  STOCKHOLDERS' EQUITY

     Stock-Based Compensation Plans

     Verio has established Incentive Stock Option Plans (the "Plans") whereby, at the discretion of the Board of Directors (the "Board"), Verio may grant stock options to employees of Verio and its controlled subsidiaries. Prior to Verio's initial public offering ("IPO"), the option price was determined by the Board at the time the option was granted, with such price being not less than the fair market value of Verio's common stock at the date of grant, as determined by the Board. Typically, this determination was based on Verio's other recent equity offerings. Options granted subsequent to the IPO are granted at fair value based on the trading price for Verio's common stock on NASDAQ at the time of grant. Because option grants were made at strike prices based on a current fair market value determination, Verio had not recorded compensation expense related to the granting of stock options in 1996, 1997 and through February 28, 1998. With respect to certain option grants made subsequent to February 28, 1998 and before the completion of the IPO, Verio granted options to employees with exercise prices that subsequently were determined to be less than the fair value per share based upon Verio's estimated price per share in the IPO. Accordingly, Verio is recognizing compensation expense totaling approximately $8.2 million, as adjusted for forfeitures, pro rata over the forty-eight month vesting period of the options. This compensation expense totaled approximately $0.5 million for the three months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

     Our Company was founded in March 1996. Since then, we have rapidly established a global presence by acquiring, integrating and growing independent Internet service providers with a business customer focus. We had, together with our subsidiaries, total revenue of approximately $55.1 million for the three months ended March 31, 1999. This revenue reflects our acquisition of Best Internet Communications, Inc. (which business as Hiway Technologies, Inc.) which we completed on January 5, 1999.

     Our initial strategy was to acquire 51% to 100% of a large regional Internet service provider, and a minority interest in smaller Internet service providers within designated geographic regions. We have now generally moved to a strategy of acquiring 100% of new businesses, although in certain circumstances we continue to make investments in less then wholly owned companies. During the second quarter of 1998, we completed the buyout of the remaining equity interests in all but one of the operations in which we initially acquired less than a 100% interest. Since then, we have undertaken to consolidate the ownership and management of the acquired operations into geographic and product based operating units. In addition, we have integrated their network operations, customer support, marketing efforts, financial and accounting systems, and other back-office functions onto our national systems, in order to be more efficient. Although we have incurred significant one-time costs in these consolidation efforts, we expect to recognize substantial long-term cost savings as a result.

     To fund our acquisitions and operations, from inception through March 31, 1999 we raised approximately $320.5 million from equity capital financings, including approximately $120.8 million (after deducting underwriting discounts, commissions and expenses) in our IPO and approximately $100.0 million in connection with the sale of our common stock to an affiliate of Nippon Telegraph and Telephone Corporation, which occurred together with our IPO in May 1998. We have raised a total of $725.0 million in debt, of which $50.0 million has been repaid. In 1997, we issued $150.0 million principal amount of 13 1/2% senior notes due 2004 (the "1997 Notes") to a group of institutional investors and Brooks Fiber Properties, Inc. ("Brooks"), $100.0 million of which remain outstanding following the repurchase of $50.0 million principal amount of the 1997 Notes previously held by Brooks (the "Refinancing"). On March 25, 1998, we sold $175.0 million principal amount of 10 3/8% senior notes due 2005 (the "March 1998 Notes"), a portion of the proceeds of which was used to effect the Refinancing. On November 25, 1998, we sold $400.0 million principal amount of 11 1/4% senior notes due 2008 (the "November 1998 Notes") resulting in net proceeds of approximately $389 million. See " -- Liquidity and Capital Resources.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

     The following table presents operating data, as a percentage of total revenue, for the three months ended March 31, 1998 and 1999. This information is from our Condensed Consolidated Financial Statements included in this Form 10-Q. This information should be read in conjunction with the Notes to Condensed Consolidated Financial Statements.

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       ------------------
                                                                        1998       1999
                                                                       -------    -------
Revenue:
  Internet connectivity ...........................................       66%        51%
  Enhanced services and other .....................................       34%        49%
          Total revenue ...........................................      100%       100%
Costs and expenses:
  Cost of service .................................................       45%        35%
  Sales and marketing .............................................       23%        27%
  General and administrative ......................................       71%        53%
  Depreciation and amortization ...................................       30%        39%
          Total costs and expenses ................................      169%       154%
          Loss from operations ....................................      (69%)      (54%)
Other income (expense):
  Interest income .................................................        8%         9%
  Interest expense and other ......................................      (27%)      (37%)
          Loss before minority interests and extraordinary item ...      (88%)      (82%)
Minority interests ................................................        2%        --
          Loss before extraordinary item ..........................      (86%)      (82%)
Extraordinary item-- loss related to debt repurchase ..............      (48%)       --
          Net loss ................................................     (134%)      (82%)


Revenue

     Most of our revenue is received from business customers who purchase high speed Internet connectivity, Web hosting products, and other enhanced value Internet services. Verio offers a broad range of connectivity options to its customers including dedicated, Digital Subscriber Line ("DSL"), Integrated Services Digital Network ("ISDN"), frame relay and dial-up connections. Connectivity customers typically sign a contract for one year of service and pay fixed, recurring monthly service charges plus a one-time setup fee under those agreements. These charges vary depending on the type of service, the length of the contract, and local market conditions. Our Web hosting customers also typically sign one year service contracts and pay fixed, recurring monthly service charges plus a one-time setup fee. These charges vary depending on the amount of disk space and transit required by the customer. Other enhanced services include e-commerce, virtual private networks, security services, co-location services, consulting and the sales of equipment and customer circuits. Revenue for all products is recognized as the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as services are rendered.

     In 1997 and 1998, connectivity services generated approximately two-thirds of total revenue. In 1999 and beyond, revenue from Web hosting and other value Internet enhanced services is expected to represent approximately 50% or more of total revenue. The increase in revenue from Web hosting and other enhanced services is primarily the result of acquisitions we made beginning at the end of 1997 and through 1998 (including Hiway) that have been concentrated in these businesses. Verio has experienced some seasonality in its internal revenue growth, with the period of higher growth being the fall and winter. Verio's focus is on services that generate recurring revenue from small and mid-sized business customers. Revenue from business customers currently represents approximately 90% of revenue, and approximately 85% of revenue is recurring. No single customer represents more than 2% of revenue.

     Total revenue increased 160% from $21.2 million for the three months ended March 31, 1998 to $55.1 million for the three months ended March 31, 1999. Acquisitions completed after March 31, 1998 contributed significantly to this increase.

Cost of Service

     Cost of service consists primarily of local telecommunications expense and Internet access expense. Local telecommunications expense is primarily the cost of transporting data between Verio's local Points of Presence ("POPs") and a national POP. Internet access expense is the cost that Verio pays to lease fiber capacity that it uses to carry its customers' data between national POPs on the Internet. Most of the Internet businesses and operations we have acquired were party to various local telecommunications and Internet access contracts with third parties when we acquired them.. Verio is in the process of converting that traffic carried by third parties to its own network as those historic agreements expire. Currently, we expect to have substantially completed that process for our prior acquisitions by the end of 1999. In March 1998, Verio signed a 15-year agreement with Qwest Communications Corporation ("Qwest") (the "Capacity Agreement") in order to fix and reduce the per-unit costs we incur to lease fiber. That contract was amended in 1999 to further reduce the per-unit costs and to increase Verio's commitment, which is now to spend a minimum of $160 million over the first 10 years of the contract. While Verio will continue to use a variety of fiber providers for its national network, we expect to use Qwest for the majority of our fiber requirements. Verio has the right to prepay its minimum commitment under this contract. Such capitalized costs would be amortized over the term of the commitment. The amount of the prepayment at March 31, 1999 would have been approximately $84.1 million.

     Cost of service increased $9.9 million, from $9.5 million for the three months ended March 31, 1998 to $19.4 million for the three months ended March 31, 1999, primarily due to acquisitions. However, as a percentage of revenue, cost of service decreased from 45% for the three months ended March 31, 1998 to 35% for the three months ended March 31,1999. As Verio continues to grow, we expect our cost of service likewise to continue to increase in absolute dollars. However, we also expect cost of service to decrease as a percentage of total revenue, as Verio's revenue mix shifts to higher margin Web hosting other and enhanced value Internet services, as traffic is shifted from third party networks to the Verio network, and as more traffic is carried by Qwest.

Sales and Marketing Expense

     Sales and marketing expense consists primarily of salaries, commissions and advertising. Sales and marketing expense increased from 23% of total revenue for the three months ended March 31, 1998 to 27% for the three months ended March 31, 1999, due to increases in the number of direct sales representatives, indirect channel managers and marketing personnel, and increased national brand advertising.

General and Administrative Expense

     General and administrative expense consists primarily of salaries and related benefits, and includes the expenses of general management, engineering, customer care, accounting, billing, and office space. General and administrative expense increased $13.8 million, from $15.0 million for the three months ended March 31, 1998 to $28.8 million for the three months ended March 31, 1999, primarily due to acquisitions. However, as a percentage of revenue, general and administrative expense decreased from 71% to 53%, which was the result of efficiencies being realized by combining the operations of numerous acquisitions and lower general and administrative costs required to support enhanced services. In 1998, Verio incurred significant one-time expenses in connection with the operational consolidation and integration of its acquisitions. These expenses included approximately $1.9 million primarily related to severance costs in connection with the elimination of approximately 250 positions which are no longer necessary due to the efficiencies of the national services. These terminations have begun and will continue into the fourth quarter of 1999. The remaining liability for unpaid severance costs totaled approximately $1.0 million at March 31, 1999.

     General and administrative expenses are expected to continue to increase in absolute dollars but to decrease as a percentage of total revenue as revenue growth continues to outpace general expenses. Verio's scalable systems limit the number of additional personnel, and the need for additional office space to support incremental revenue. We expect these systems will result in the ability to add significant additional revenue at low incremental costs. Although we expect to continue to reduce our operating losses as a percentage of revenue, there can be no assurance that we will be able to do so, or that the rate of any reduction in losses will be as rapid as we expect. One-time integration expenses are expected to continue as the integration of previously acquired companies is not yet complete, and due to the cost of integrating future acquisitions.

Depreciation and Amortization

     Depreciation is provided over the estimated useful lives of assets ranging from 3 to 5 years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a ten-year period. Debt issuance costs are amortized over the life of the debt. Other intangibles consist primarily of the costs associated with customer acquisitions and non-compete agreements and are amortized over a three-year period.

Other Expenses

     Interest expense increased from $5.6 million for the three months ended March 31, 1998 to $20.4 million for the three months ended March 31, 1999, primarily as a result of the issuance of the March 1998 Notes and the November 1998 Notes. Interest income increased from $1.7 million for the three months ended March 31, 1998 to $4.8 million for the three months ended March 31, 1999 due to increased cash balances resulting from the debt and equity offerings. See "-- Liquidity and Capital Resources."

     In the three months ended March 31, 1998, an extraordinary loss of $10.1 million was recorded in connection with the Refinancing of $50.0 million of the 1997 Notes. See "-- Liquidity and Capital Resources."

CASH FLOW ACTIVITY

     Three Months Ended March 31, 1999 -- Net cash used by operating activities was $9.7 million during the three months ended March 31, 1999, which includes an increase in cash of $13.1 million related to working capital items. Additional cash used during the three months ended March 31, 1999 was primarily for business combinations and capital expenditures, $207.6 million ($176.0 million for the Hiway Acquisition) and $9.9 million, respectively. Sources of cash included approximately $2.3 million from the exercise of options.

     Three Months Ended March 31, 1998 -- Net cash used by operating activities was $14.8 million during the three months ended March 31, 1998, which includes a decrease in cash of $2.6 million related to working capital items. Sources of cash included approximately $175.0 million from the March 1998 Notes of which $54.5 million was used to repurchase $50.0 million principal amount of the 1997 Notes. Other cash used during the three months ended March 31, 1998 was primarily for business combinations and capital expenditures, $18.8 million and $3.8 million, respectively.

     Cash flows used by operations as a percentage of revenue improved from (70%) to (18%) from the three months ended March 31, 1998 to the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our business strategy has required and is expected to continue to require substantial capital to fund acquisitions and investments, capital expenditures, and operating losses.

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

     On March 25, 1998, we completed the placement of $175.0 million principal amount of the March 1998 Notes. The March 1998 Notes are senior unsecured obligations ranking equally in right of payment with all existing and future unsecured and senior indebtedness, and mature on April 1, 2005. Interest on the March 1998 Notes, at the annual rate of 10 3/8%, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The March 1998 Notes are redeemable at our option commencing April 1, 2002. Verio used approximately $54.5 million of the proceeds from the March 1998 Notes to repurchase $50.0 million principal amount of 1997 Notes from Brooks to effect the Refinancing. Upon consummation of the sale of the March 1998 Notes and the Refinancing, $13.3 million of escrowed interest funds were released to us.

     At various times during the first four months of 1998, we issued 1,534,513 additional shares of Series D-1 Preferred stock in connection with the purchases of substantially all the remaining unowned interests in our subsidiaries and affiliates.

     On April 6, 1998, we entered into a $57.5 million revolving credit facility with a group of commercial lending institutions secured by the stock of our subsidiaries and the Qwest Capacity Agreement. The credit facility was increased to $70.0 million on September 25, 1998. The credit facility requires no payments of principal until its maturity on December 31, 1999. The terms of the credit facility provide for borrowings at a margin of 2% above the London Interbank Offered Rate. There is a commitment fee of 1/2% per annum on the undrawn amount of the credit facility and a one-time fee of 1/2% on any amounts drawn. The last $3.0 million of the credit facility can only be drawn for the payment of interest. We have made no borrowings under the credit facility.

     The credit facility contains a number of other restrictions, including limitations on our ability to:

     o    engage in businesses other than the Internet service business;

     o    place liens on our assets; and

     o    pay dividends.

     In addition, under the credit facility, our indebtedness (less cash) may not exceed 2.35 times our annualized pro forma revenue for the most recent quarter. We currently have the ability to borrow the full $70.0 million commitment. We are required to pay back any amounts borrowed under the credit facility with the proceeds of new indebtedness, certain asset sales, free cash flow in excess of $5.0 million in any quarter, or the net proceeds from insurance claims.

     In May 1998, we completed our IPO, selling an aggregate of 5,735,000 shares of common stock (including the partial exercise of the over-allotment option by the underwriters in the IPO) for net proceeds of approximately $120.8 million, after deducting underwriting discounts, commissions and expenses. Concurrently with our IPO, we completed the sale of 4,493,877 shares of common stock to an affiliate of NTT for net proceeds of approximately $100.0 million.

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

     The indentures contain a number of other restrictions, including, among others, limitations on our ability to:

     o engage or make investments in businesses other than the Internet service business;

     o    place liens on or dispose of our assets; and

     o    pay dividends.

     If a change of control with respect to Verio occurs, we are required to make an offer to purchase all the Notes then outstanding at a price equal to 101% of the respective principal amount of the Notes, plus accrued and unpaid interest. We are in compliance with the provisions of all of our material debt agreements.

     As of March 31, 1999, we had approximately $354.0 million in cash and cash equivalents and short-term investments (including $15.4 million of restricted cash). Our business plan currently anticipates investments of approximately $140.0 million over the next 12 months for capital expenditures, acquisitions completed since December 31,1998, operating losses and working capital.

     Our Company is highly leveraged and has significant debt service requirements. At March 31, 1999 our long-term debt was $690.3 million, and the annual interest expense associated with the 1997 Notes, March 1998 Notes and November 1998 Notes is approximately $76.7 million. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

     Since we achieved 100% ownership of substantially all of our subsidiaries and affiliates in the second quarter of 1998, we have focused considerable effort on, and incurred significant expense in connection with, the integration of our operations and management. We expect to continue to incur integration costs related to our network, customer care, billing and financial systems. While we anticipate that these expenses will continue to be significant, we also expect to derive significant long-term benefits as a result of lower incremental costs for local telecommunications expense, Internet access expense, and general and administrative expenses as our revenue increases.

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

     We expect to meet our capital needs with cash on hand, proceeds from the sale or issuance of capital stock, the credit facility, lease financing, and additional debt. We regularly examine financing alternatives based on prevailing market conditions, and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. In the near term, we intend to use our excess cash. Over the longer term, we will be dependent on increased operating cash flow, and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. As an ongoing matter, we evaluate the potential sources of capital that may be available to us, including public and private sales of equity, the issuance of debt securities, bank financing, and other sources, taking into account market conditions, available terms, the current trading price of our stock, and other factors. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale. In addition, our operating flexibility with respect to certain business activities is limited by covenants associated with our indebtedness. There can be no assurance that such covenants will not adversely affect our ability to finance our future operations or capital needs or to engage in business activities that may be in our interest.

THE YEAR 2000 ISSUE

     The "Year 2000" issue results from computer programs and systems using only two digits instead of four to identify the year. Systems that do not properly recognize such information could generate wrong data or fail. The Year 2000 problem is widespread and complex, as virtually every company's computer operations could be affected in some way.

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

     Many of our business systems are being replaced as part of our efforts to integrate our acquisitions. As we evaluate new systems for purchase, we assess whether they are Year 2000 compliant. We are currently engaged in a phased process utilizing outside consultants and designated employees to evaluate our internal status with respect to the Year 2000 issue. The costs and expenses of these outside consultants and employees have not been material. To date, we have not discovered any material Year 2000 issues that would adversely affect us. We cannot assure that all Year 2000 issues were discovered or that we will not discover additional Year 2000 issues that could adversely affect us.

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

     Prior to Verio's acquisition of Hiway, Hiway hired outside consultants to evaluate their systems for Year 2000 compliance. Though issues were noted in the internally developed provisioning systems, none were evaluated as material and remediation activities are in progress.

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

FORWARD-LOOKING STATEMENTS

     The statements included in the discussion and analysis above that are not historical or factual are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, apply to forward-looking statements made by Verio. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward-looking statements addressing the timing, costs and scope of our acquisition of, or investments in, existing affiliates, the revenue and profitability levels of the affiliates in which we invest, the anticipated reduction in operating costs resulting from the integration and optimization of those affiliates, and other matters contained herein or therein from time to time regarding matters that are not historical facts, are only predictions. No assurance can be given that future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of Verio, which, although considered reasonable by Verio, may not be realized. Because of the number and range of the assumptions underlying Verio's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of Verio, some of the assumptions will not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations, and Verio assumes no obligation to update this information. Therefore, the actual experience of Verio and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by Verio, or any other person that these estimates and projections will be realized and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained in this report will prove to be accurate.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

     No significant changes in the quantitative and qualitative disclosures about market risk have occurred from the discussion contained in our report on Form 10-K for the year ended December 31, 1998, which was filed with the Commission on March 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Verio Inc. is party to various legal proceedings that have arisen in the ordinary course of business, none of which are considered material.

ITEM 2.  Changes in Securities and Use of Proceeds

         Not Applicable


ITEM 3.  Defaults Upon Senior Securities

         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         See attached exhibit index.

         (b)  Reports on Form 8-K

         On January 11, 1999, the Company filed a Current Report on Form 8-K, dated January 5, 1999, announcing the consummation of the acquisition by the Company of Best Internet Communications, Inc., which closed on January 5, 1999, pursuant to the provisions of an Amended and Restated Agreement and Plan of Merger, dated as of November 17, 1998 (the "Merger Agreement"). The Current Report included the following exhibits: (i) Amended and Restated Agreement and Plan of Merger, dated as of November 17, 1998; (ii) a press release issued by the Company relating to the consummation of the Merger Agreement; (iii) Consent of PricewaterhouseCoopers LLP; (iv) Consent of DeMeo, Young, McGrath & Company, P.A.; and (v) Financial Statements of Best Internet Communications, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VERIO INC.


                                        /s/ PETER B. FRIZINGER
Date: May 12, 1999                      -------------------------------------
                                        Peter B. Frizinger
                                        Chief Financial Officer


                                        /s/ CARLA HAMRE DONELSON
Date: May 12, 1999                      -------------------------------------
                                        Carla Hamre Donelson
                                        Vice President, General Counsel and
                                        Secretary

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
    27            - Financial Data Schedule