Form 10-Q
period 1999-06-30
VERIO INC
filed 1999-08-16
CIK 1040956

================================================================================
                                    FORM 10-Q

                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

(MARK ONE)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]               FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

                                 ---------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock outstanding as of August 11, 1999 was 38,108,024.


================================================================================

                                   VERIO INC.

                                    FORM 10-Q
                                  JUNE 30, 1999

                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets-- December 31, 1998 and June 30, 1999
     (unaudited)..................................................................    2

  Condensed Consolidated Statements of Operations-- Three Months Ended
     June 30, 1998 and June 30, 1999 (unaudited)..................................    3

  Condensed Consolidated Statements of Operations-- Six Months Ended
     June 30, 1998 and June 30, 1999 (unaudited)..................................    4

  Condensed Consolidated Statement of Stockholders' Equity-- Six Months
     Ended June 30, 1999 (unaudited)..............................................    5

  Condensed Consolidated Statements of Cash Flows-- Six Months Ended
     June 30, 1998 and June 30, 1999 (unaudited)..................................    6

  Notes to Condensed Consolidated Financial Statements............................    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations................................................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............   19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.........................................................   19

Item 2. Changes in Securities and Use of Proceeds.................................   19

Item 3. Defaults Upon Senior Securities...........................................   19

Item 4. Submission of Matters to a Vote of Security Holders.......................   19

Item 5. Other Information.........................................................   20

Item 6. Exhibits and Reports on Form 8-K..........................................   20

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           VERIO INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          DECEMBER 31,        JUNE 30,
                                                                                              1998              1999
                                                                                          ------------       ----------
                                                                                                             (unaudited)
Current assets:
  Cash, cash equivalents and securities available for sale (note 3) ................      $    577,387       $  293,516
  Restricted cash and securities (note 5) ..........................................            13,629            6,791
  Trade receivables, net of allowance for doubtful accounts of $4,763 and $6,533 ...            15,084           23,971
  Prepaid expenses and other .......................................................             7,831            8,388
                                                                                          ------------       ----------
        Total current assets .......................................................           613,931          332,666
Restricted cash and securities (note 5) ............................................             1,176            1,650
Investments in affiliates and others, at cost (note 2) .............................             8,298           18,902
Prepaid marketing expense (note 2) .................................................                --           18,400

Equipment and leasehold improvements:
  Internet access and computer equipment ...........................................            66,408          106,231
  Furniture, fixtures and computer software ........................................             5,823            7,373
  Leasehold improvements ...........................................................             4,887           11,203
                                                                                          ------------       ----------
                                                                                                77,118          124,807
  Less accumulated depreciation and amortization ...................................           (26,672)         (42,820)
                                                                                          ------------       ----------
    Net equipment and leasehold improvements .......................................            50,446           81,987
Other assets:
  Goodwill, net of accumulated amortization of $21,614 and $46,267 (note 4) ........           236,696          469,825
  Debt issuance costs, net of accumulated amortization of $1,710 and $3,165 ........            18,542           17,967
  Other, net (note 2) ..............................................................             4,623           25,903
                                                                                          ------------       ----------
        Total assets ...............................................................      $    933,712       $  967,300
                                                                                          ============       ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable .................................................................      $     10,501       $    6,977
  Accrued expenses .................................................................            14,228           44,540
  Accrued interest payable .........................................................             9,634            8,979
  Lines of credit, notes payable and current portion of long-term debt (note 5) ....             3,329              933
  Current portion of capital lease obligations .....................................             5,848            9,378
  Deferred revenue .................................................................            12,512           17,056
                                                                                          ------------       ----------
        Total current liabilities ..................................................            56,052           87,863

Long-term debt, less current portion, net of discount (note 5) .....................           668,177          672,291
Capital lease obligations, less current portion ....................................             6,441           11,436
Other long-term liabilities (note 2) ...............................................                --           10,156
                                                                                          ------------       ----------
        Total liabilities ..........................................................           730,670          781,746
                                                                                          ------------       ----------

Minority interests in subsidiaries (note 2) ........................................               361               --

Stockholders' equity:
  Preferred stock, undesignated; 12,500,000 shares authorized; no shares issued
    and outstanding.................................................................                --               --
  Common stock $.001 par value; 250,000,000 shares authorized; 66,292,020 and
    75,625,748 shares issued and outstanding (post split), at December 31, 1998
    and June 30, 1999 (note 6)......................................................                66               76
  Additional paid-in capital .......................................................           376,131          449,799
  Accumulated deficit ..............................................................          (173,516)        (264,321)
                                                                                          ------------       ----------
        Total stockholders' equity .................................................           202,681          185,554
                                                                                          ------------       ----------
Commitments and contingencies (note 5)
        Total liabilities and stockholders' equity .................................      $    933,712       $  967,300
                                                                                          ============       ==========

          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ---------------------------
                                                                               1998             1999
                                                                            ----------       ----------
                                                                                    (unaudited)

        Revenue:
          Internet connectivity:
             Dedicated ...............................................      $   12,644       $   23,102
             Dial-up .................................................           5,739            6,153
          Enhanced services and other ................................          10,158           32,681
                                                                            ----------       ----------
                  Total revenue ......................................          28,541           61,936
        Costs and expenses:
          Cost of service ............................................          13,318           20,139
          Sales and marketing ........................................           7,198           14,702
          General and administrative .................................          20,654           31,040
          Depreciation and amortization ..............................           8,698           25,126
                                                                            ----------       ----------
                  Total costs and expenses ...........................          49,868           91,007
                                                                            ----------       ----------
                  Loss from operations ...............................         (21,327)         (29,071)
        Other income (expense):
          Interest income ............................................           3,567            4,232
          Interest expense and other .................................          (8,677)         (20,854)
                                                                            ----------       ----------
                  Loss before minority interests .....................         (26,437)         (45,693)
        Minority interests ...........................................             143               --
                                                                            ----------       ----------
                  Net loss ...........................................         (26,294)         (45,693)
        Accretion of preferred stock to liquidation value ............             (22)              --
                                                                            ----------       ----------

                  Net loss attributable to common
                    stockholders .....................................      $  (26,316)      $  (45,693)
                                                                            ==========       ==========

        Weighted average number of common shares
          outstanding-- basic and diluted (post split, see note 6) ...          36,486           74,894
                                                                            ==========       ==========

        Loss per common share-- basic and diluted: ...................      $    (0.72)      $    (0.61)
                                                                            ==========       ==========

          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ---------------------------
                                                                               1998             1999
                                                                            ----------       ----------
                                                                                    (unaudited)
        Revenue:
          Internet connectivity:
             Dedicated ...............................................      $   22,544       $   44,572
             Dial-up .................................................           9,886           12,766
          Enhanced services and other ................................          17,309           59,722
                                                                            ----------       ----------
                  Total revenue ......................................          49,739          117,060
        Costs and expenses:
          Cost of service ............................................          22,854           39,545
          Sales and marketing ........................................          12,178           29,533
          General and administrative .................................          35,673           59,845
          Depreciation and amortization ..............................          15,079           46,740
                                                                            ----------       ----------
                  Total costs and expenses ...........................          85,784          175,663
                                                                            ----------       ----------
                  Loss from operations ...............................         (36,045)         (58,603)
        Other income (expense):
          Interest income ............................................           5,217            9,010
          Interest expense and other .................................         (14,228)         (41,212)
                                                                            ----------       ----------
                  Loss before minority interests and
                    extraordinary item ...............................         (45,056)         (90,805)
        Minority interests ...........................................             545               --
                                                                            ----------       ----------
                  Loss before extraordinary item .....................         (44,511)         (90,805)
        Extraordinary item-- loss related to debt repurchase
           (note 5) ..................................................         (10,101)              --
                                                                            ----------       ----------
                  Net loss ...........................................         (54,612)         (90,805)
        Accretion of preferred stock to liquidation value ............             (87)              --
                                                                            ----------       ----------

                  Net loss attributable to common
                    stockholders .....................................      $  (54,699)      $  (90,805)
                                                                            ==========       ==========

        Weighted average number of common shares
          outstanding-- basic and diluted (post split, see note 6) ...          19,602           73,903
                                                                            ==========       ==========

        Loss per common share-- basic and diluted:
          Loss per common share before extraordinary item ............      $    (2.28)      $    (1.23)

          Extraordinary item .........................................           (0.51)              --
                                                                            ----------       ----------
                  Loss per common share ..............................      $    (2.79)      $    (1.23)
                                                                            ==========       ==========


          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    COMMON STOCK         ADDITIONAL
                                                              ------------------------     PAID-IN     ACCUMULATED
                                                                SHARES        AMOUNT       CAPITAL       DEFICIT         TOTAL
                                                              ----------    ----------    ----------    ----------     ----------
BALANCES AT DECEMBER 31, 1998 (post split, see
    note 6) ..............................................    66,292,020    $       66    $  376,131    $ (173,516)    $  202,681

Issuance of common stock for:

  Exercise of options ....................................     1,631,790             2         4,777            --          4,778
  Exercise of warrants ...................................     1,096,150             2           757            --            758
  Employee purchases .....................................       169,438            --         1,125         1,125
  Exercise of warrants issued pursuant to
    a non-cash exchange of notes .........................       146,658            --           564            --            564

Stock issued pursuant to the acquisition of Best Internet
    Communications, Inc. (note 2) ........................     6,289,692             6        50,318            --         50,321

Issuance of common stock options and
  warrants in business combinations (note 2) .............            --            --        15,187            --         15,187

Stock option related compensation and
  severance costs (note 6) ...............................            --            --           945            --            945

Net loss .................................................            --            --            --       (90,805)       (90,805)
                                                              ----------    ----------    ----------    ----------     ----------

BALANCES AT JUNE 30, 1999 (unaudited) ....................    75,625,748    $       76    $  449,799    $ (264,321)    $  185,554
                                                              ==========    ==========    ==========    ==========     ==========


          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  ---------------------------
                                                                                     1998             1999
                                                                                  ----------       ----------
                                                                                          (UNAUDITED)
    Cash flows from operating activities:
      Net loss .............................................................      $  (54,612)      $  (90,805)
      Adjustments to reconcile net loss to net cash used by
        operating activities:
        Depreciation and amortization ......................................          15,079           46,740
        Minority interests' share of losses ................................            (545)              --
        Stock option related compensation and severance costs ..............           2,001            1,345
        Extraordinary item-- loss related to debt repurchase ...............          10,101               --
        Changes in operating assets and liabilities, excluding
          effects of business combinations:
          Receivables ......................................................          (2,264)          (4,810)
          Prepaid expenses and other current assets ........................            (247)          (8,456)
          Accounts payable .................................................          (1,885)          (4,395)
          Accrued expenses .................................................          (1,626)          12,099
          Accrued interest payable .........................................           4,824             (232)
          Deferred revenue .................................................            (847)            (784)
                                                                                  ----------       ----------
             Net cash used by operating activities .........................         (30,021)         (49,298)
                                                                                  ----------       ----------
    Cash flows from investing activities:
        Acquisition of equipment and leasehold improvements ................          (8,124)         (21,459)
        Acquisition of net assets in business combinations and
          investments in affiliates and others, net of cash acquired .......         (63,917)        (207,637)
        Change in restricted cash and securities ...........................          19,839            6,697
        Other ..............................................................            (588)         (10,559)
                                                                                  ----------       ----------
             Net cash used by investing activities .........................         (52,790)        (232,958)
                                                                                  ----------       ----------
    Cash flows from financing activities:
        Proceeds from lines of credit, notes payable and
           long-term debt ..................................................         169,731               --
        Repayments of lines of credit and notes payable ....................         (57,729)          (3,580)
        Repayments of capital lease obligations ............................          (1,316)          (4,696)
        Proceeds from issuance of common and preferred stock, net
         of issuance costs .................................................         222,129            6,661
                                                                                  ----------       ----------
             Net cash provided (used) by financing activities ..............         332,815           (1,615)
                                                                                  ----------       ----------
             Net increase (decrease) in cash and cash
               equivalents and securities available for sale ...............         250,004         (283,871)
    Cash, cash equivalents and securities available for sale:
        Beginning of period ................................................          72,586          577,387
                                                                                  ----------       ----------
        End of period ......................................................      $  322,590       $  293,516
                                                                                  ==========       ==========

    Supplemental disclosures of cash flow information:
        Cash paid for interest .............................................      $    9,987       $   40,858
                                                                                  ==========       ==========
    Supplemental disclosures of non-cash investing and financing activities:
       Equipment acquired through capital lease obligations ................      $    6,363       $   11,990
                                                                                  ==========       ==========
       Acquisition of net assets in business combinations through
         issuance of common stock and common stock options and warrants ....      $   28,663       $   65,508
                                                                                  ==========       ==========
    Other liabilities incurred for:
       Prepaid marketing expense and acquisition of customers through AOL
         agreement .........................................................      $       --       $   25,000
                                                                                  ==========       ==========

          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Basis of Presentation

    Verio Inc. ("Verio" or the "Company") was incorporated on March 1, 1996. Since then, Verio has rapidly established a global presence by acquiring and growing Internet service providers with a business customer focus. Verio is the world-wide leader in hosting domain-based Web sites, based on the number of domain names that we host, and a leading provider of high speed connectivity and enhanced services such as electronic commerce and virtual private networks to small and medium sized businesses. Verio commenced operations in April 1996 and had no activity other than the sale of common stock to founders prior to April 1, 1996. Verio operates in one business segment and has operations in the United States and Europe. International operations were not significant in 1998 or the six months ended June 30, 1999.

    The accompanying unaudited financial information as of June 30, 1999 and the three and six-month periods ended June 30, 1998 and 1999 has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the three and six months ended June 30, 1998 and 1999 have been included. Operating results for the three and six-month period ending June 30, 1999 are not necessarily indicative of the results that may be expected or the full year.

    The accompanying consolidated financial statements include the accounts of Verio and our majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation.

    Subsequent to June 30, 1999, the Company announced a two-for-one stock split that will become effective on August 20, 1999, for stockholders of record at the close of business on August 3, 1999 (the "Stock Split"). The Stock Split will be effected in the form of a dividend. The effect of the Stock Split is reflected in the accompanying financial statements for all periods presented.

(2) BUSINESS COMBINATIONS, INVESTMENTS IN AFFILIATES AND ASSET ACQUISITIONS

    During the six months ended June 30, 1999, Verio completed two business combinations for cash and common stock. Each of these acquisitions was accounted for using the purchase method of accounting, and represents the acquisition of stock. Outstanding stock options and warrants of the acquired businesses were included in the determination of the purchase prices based on fair values. The results of operations for the two acquired businesses are included in Verio's consolidated statement of operations from the dates of acquisition. Summary information regarding the business combinations is as follows:


                                                                                   OWNERSHIP
                                                                                   INTEREST          APPROXIMATE
                   BUSINESS NAME                            ACQUISITION DATE       PURCHASED       PURCHASE PRICE
                   -------------                            ----------------       ---------       --------------
                                                                                                    (in thousands)
                   Best Internet Communications, Inc...     January 5, 1999               100%         $ 241,505
                   Web Communications, LLC.......           February 19, 1999             100%             8,000
                                                                                                       ---------
                                                                                                       $ 249,505
                   Acquisition costs..........................................................             3,986
                                                                                                       ---------
                                                                                                       $ 253,491
                                                                                                       =========

The aggregate purchase price, including acquisition costs, was allocated based upon fair values as follows:

                                  Equipment................................   $  15,278
                                  Goodwill.................................     248,447
                                  Net current liabilities..................     (10,234)
                                                                              ---------
                                         Total purchase price..............   $ 253,491
                                                                              =========


    In January 1999, Verio completed the acquisition of all the outstanding common stock of Best Internet Communications, Inc. (which does business as Hiway Technologies, Inc. and which we refer to as "Hiway") for total consideration of approximately $241.5 million, including $176.0 million in cash and approximately
4.9 million fully diluted shares of common stock (9.8 million shares after taking into account the Stock Split. In February 1999, Verio also completed the acquisition of Web Communications, LLC for approximately $8.0 million in cash.

    For the six months ended June 30, 1998, on a pro forma basis, assuming the Hiway acquisition occurred on January 1, 1998, total revenue would have increased to $68.2 million, net loss attributable to common stockholders would have increased to $65.1 million and loss per share would have decreased to $2.51 (as adjusted to give effect to the Stock Split) due to the additional common stock issued pursuant to the Hiway acquisition purchase agreement.

    Investment in affiliates at June 30, 1999 represents the Company's cost-based investments, primarily in V-I-A Internet, Inc. and NorthPoint Communications, Inc.

    Effective March 4, 1999, Verio entered into an agreement with America Online, Inc. ("AOL"). Under this three-year agreement, Verio will purchase advertising promotions from AOL to promote Verio's Web hosting and related business-focused commerce products and services on AOL's four key U.S. on-line media properties. Verio's promotional rights with respect to our Web hosting and designated electronic commerce products and services are exclusive during this period on these four specified sites. AOL also will transition its Prime Host and CompuServe BusinessWeb hosting customers to Verio. Verio agreed to make guaranteed payments totaling $42.5 million over the first two years of the agreement, with AOL participating in future revenue under specified circumstances defined in the agreement. The first payment of $17.5 million was made in March 1999. The payments to AOL have been allocated to subscribers and prepaid advertising costs based on the estimated fair value of the assets acquired.

    Subsequent to June 30, 1999 we acquired all of the outstanding stock of digitalNATION, Inc. for $100.0 million in cash.

(3) CASH, CASH EQUIVALENTS AND SECURITIES AVAILABLE FOR SALE

    Verio considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Verio's securities available for sale consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase which are carried at cost which approximates market value. The balances of securities available for sale were $143,963,000 and $102,457,000 at December 31, 1998 and June 30, 1999,
respectively.

(4) OTHER ASSETS

    Goodwill consists of the excess of cost over the fair value of net assets acquired and is generally amortized using a straight-line method over a 10-year period. Debt issuance costs are amortized over the life of the debt. Other intangibles consist primarily of the costs associated with customer acquisitions and non-compete agreements and are amortized over a three-year period.

(5) DEBT

    On November 25, 1998, Verio completed the private placement of $400.0 million principal amount of senior notes due 2008 (the "November 1998 Notes"). The November 1998 Notes are redeemable at the option of Verio commencing December 1, 2003. The November 1998 Notes mature on December 1, 2008. Interest on the November 1998 Notes, at the annual rate of 11-1/4%, is payable semi-annually in arrears on June 1 and December 1 of each year, commencing June 1, 1999. The November 1998 Notes are senior unsecured obligations of Verio ranking equally in right of payment with all existing and future unsecured and senior indebtedness. The November 1998 Notes contain terms that are substantially similar to the March 1998 Notes and the 1997 Notes (each as defined below).

    On March 25, 1998, Verio completed the private placement of $175.0 million principal amount of senior notes due 2005 (the "March 1998 Notes"). The March 1998 Notes are redeemable at the option of Verio commencing April 1, 2002. The March 1998 Notes mature on April 1, 2005. Interest on the March 1998 Notes, at the annual rate of 10-3/8%, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The March 1998 Notes are senior unsecured obligations of Verio ranking equally in right of payment with all existing and future unsecured and senior indebtedness. The March 1998 Notes contain terms that are substantially similar to the 1997 Notes. Verio used approximately $54.5 million of the proceeds plus accrued interest to repurchase $50.0 million principal amount of the 1997 Notes. As a result, Verio was refunded approximately $13.3 million from the escrow account for the 1997 Notes, of which approximately $1.9 million was used to pay accrued and unpaid interest. This transaction resulted in an extraordinary loss of $10.1 million.

    In June 1997, Verio completed a debt offering of $150.0 million, 13-1/2% Senior Notes due 2004 (the "1997 Notes") and warrants to purchase 2,112,480 shares of common stock (4,224,960 shares giving effect to the Stock Split) at $.01 per share, expiring on June 15, 2004, which were valued at approximately $12.7 million based on Verio's most recent equity offering. Interest on the 1997 Notes is payable semi-annually on June 15 and December 15 of each year. The value attributed to the warrants was recorded as debt discount and is being amortized to interest expense using the interest method over the term of the 1997 Notes. Upon closing, Verio deposited U.S. Treasury securities in an escrow account in an amount that, together with interest on the securities, will be sufficient to fund the first five interest payments (through December 1999) on the 1997 Notes. This restricted cash and securities balance totaled $6.8 million at June 30, 1999. The 1997 Notes are redeemable on or after June 15, 2002 at 103% of the face value, decreasing to face value at maturity. The indenture covering the 1997 Notes includes various covenants restricting the payment of dividends, additional indebtedness, disposition of assets, and transactions with affiliates.

    Subsequent to June 30, 1999, Verio replaced its earlier $70.0 million revolving credit facility with a new $100.0 million revolving credit facility. The $100.0 million facility is secured by substantially all the stock of Verio's subsidiaries and by the 15 year capacity agreement with Qwest Communications Corporation, and matures on June 30, 2002. Interest on borrowings is at 2% above the London Interbank Offered Rate, and there is a commitment fee of 1/2 of 1% per annum on the unused portion of the facility. There are no borrowings outstanding under this facility.

(6)      STOCKHOLDERS' EQUITY

    The Stock Split is reflected in the accompanying financial statements for all periods presented.

    Stock-Based Compensation Plans

    Verio has established Incentive Stock Option Plans (the "Plans"). At the discretion of our board of directors (the "Board"), Verio may grant stock options to employees of Verio and our controlled subsidiaries. Prior to Verio's initial public offering ("IPO"), the option price was determined by the Board at the time the option was granted, with such price being not less than the fair market value of Verio's common stock at the date of grant, as determined by the Board. Typically, this determination was based on Verio's other equity offerings. Options granted subsequent to the IPO are granted at fair value based on the trading price for Verio's common stock on The Nasdaq National Market ("NASDAQ") at the time of grant. Because option grants were made at strike prices based on a current fair market value determination, Verio had not recorded compensation expense related to the granting of stock options in 1996, 1997 and through February 28, 1998. With respect to certain option grants made subsequent to February 28, 1998 and before the completion of the IPO, Verio granted options to employees with exercise prices that subsequently were determined to be less than the fair value per share based upon Verio's estimated price per share in the IPO. Accordingly, Verio is recognizing compensation expense totaling approximately $7.5 million, as adjusted for forfeitures, pro rata over the forty-eight month vesting period of the options. This compensation expense totaled approximately $0.9 million for the six months ended June 30, 1999. There were 9.8 million shares of options and warrants (19.6 million shares giving effect to the Stock Split) outstanding at June 30, 1999 with a weighted average exercise price of $18.75 per share ($9.38 per share giving effect to the Stock Split).

(7)      SUBSEQUENT EVENTS

    Stock Split

    The Stock Split, which was announced by the Company subsequent to June 30, 1999, is reflected in the accompanying financial statements for all periods presented.

    Convertible Preferred Stock Offering

    Subsequent to June 30, 1999, Verio issued 7.2 million shares of its 6.75% Series A Convertible Preferred Stock, with a liquidation preference of $50.00 per share, for approximate net proceeds of $323.6 million. The shares of preferred stock are convertible to shares of conversion stock at a conversion price of $96.5625 per share ($48.2813 per share giving effect to the Stock Split). The convertible preferred stock may be redeemed at a redemption premium of 102.0% of the liquidation preference, plus accumulated and unpaid dividends on or after August 1, 2001, but prior to August 1, 2002, if the trading price of our common stock equals or exceeds $144.8438 per share ($72.4219 per share giving effect to the Stock Split) for a specified period. In addition to the payments described above, holders will receive a payment equal to the present value of the dividends that would thereafter have been payable on the convertible preferred stock through and including August 1, 2002. Except as described below, we may not redeem the convertible preferred stock prior to August 1, 2002. Beginning on August 1, 2002, we may redeem the convertible preferred stock initially at a redemption premium of

103.8571% of the liquidation preference and thereafter at prices declining to 100.0% on and after August 1, 2006, plus, in each case, all accumulated and unpaid dividends. Verio may effect any redemption, in whole or in part, by delivering cash, shares of our common stock or a combination thereof. At the closing of this offering, the initial purchasers of the convertible preferred stock deposited approximately $24.3 million into an account from which quarterly cash payments will be made, or which may be used to purchase shares of our common stock from us for delivery to holders in lieu of cash payments. The deposit account will expire on August 1, 2000 unless it is earlier terminated.

    Credit Facility

    Subsequent to June 30, 1999, Verio replaced its earlier $70.0 million revolving credit facility and replaced it with a new $100.0 million revolving credit facility. The $100.0 million facility is secured by substantially all the stock of Verio's subsidiaries and by the Qwest agreement and matures on June 30, 2002. Interest on borrowings is at 2% above the London Interbank Offered Rate, and there is a commitment fee of 1/2 of 1% per annum on the unused portion of the facility. There are no borrowings outstanding under this facility.

    digitalNATION Acquisition

    In addition, subsequent to June 30, 1999, Verio acquired all of the outstanding stock of digitalNATION, Inc. for $100.0 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Our Company was founded in March 1996. Since then, we have rapidly established a global presence by acquiring, and growing Internet service providers with a business customer focus. We are the world-wide leader in hosting domain-based Web sites based on the number of domain names that we host, and a leading provider of high speed connectivity, and enhanced services such as electronic commerce and virtual private networks based on secure Internet communications link, to small and medium sized businesses. We currently serve over 260,000 customer accounts, including over 265,000 hosted Web sites, and had total revenue of approximately $117.1 million for the six months ended June 30, 1999.

    Between March 1996 and May 1997, we raised private common equity and preferred stock totaling approximately $100.0 million from a variety of sources, primarily venture capital funds. This funding was used to invest in and acquire Internet service providers, to fund operations and to start building a national infrastructure including a national network, network operations center, billing, customer care and financial reporting systems. In June 1997 and March 1998 we raised additional funds totaling $325.0 million by issuing senior notes to institutional investors. This additional funding, together with the issuance of preferred stock and granting of options, was used to continue our acquisition and investment strategy, to acquire the remaining equity interests not already owned by us in substantially all of the entities in which we made investments prior to our initial public offering, and to repurchase $50.0 million of the 1997 Notes.

    In May 1998 we completed an initial public offering of common stock for net proceeds of approximately $120.8 million. At the same time, Nippon Telegraph and Telephone Corporation invested approximately $100.0 million in us by purchasing common stock. As a result of the initial public offering, all of our then outstanding preferred stock converted to common stock. The funds we received in the IPO and from NTT were used to continue making acquisitions and to fund operations. In November 1998, we raised $400.0 million by issuing additional senior notes to institutional investors. We completed our most recent capital raising effort in July 1999, when we sold $360.0 million of our Series A convertible preferred stock to institutional investors. We expect to continue to use the proceeds of these offerings to further our strategic acquisition and investment strategy and to fund our operations.

    Since inception, we have completed over 50 acquisitions, all using the purchase method of accounting. As a result, we have recorded significant amounts of goodwill, which totaled $516.1 million, gross, at June 30, 1999. We have undertaken to consolidate the ownership and management of the acquired operations into geographic and product based operating units. In addition, we are integrating their network operations, customer support, marketing efforts, financial and accounting systems, and other back-office functions onto our national systems, in order to be more efficient. Although we have incurred and are incurring significant costs in these consolidation efforts, we expect to recognize substantial long term cost savings as a result. We have incurred net losses since we were formed. For the period from inception to December 31, 1996, the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999, we reported net losses of $(5.1) million, $(46.3) million, $(122.0) million and $(90.8) million, respectively.

RESULTS OF OPERATIONS

    The following table presents operating data, as a percentage of total revenue, for the three and six months ended June 30, 1998 and 1999. This information is from our Condensed Consolidated Financial Statements included in this Form 10-Q. This information should be read in conjunction with the Notes to Condensed Consolidated Financial Statements.

                                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                        JUNE 30,                   JUNE 30,
                                                                                ----------------------      ----------------------
                                                                                  1998          1999          1998          1999
                                                                                --------      --------      --------      --------
        Revenue:
          Internet connectivity ............................................          64%           47%           65%           49%
          Enhanced services and other ......................................          36%           53%           35%           51%
                  Total revenue ............................................         100%          100%          100%          100%
        Costs and expenses:
          Cost of service ..................................................          47%           33%           46%           34%
          Sales and marketing ..............................................          25%           24%           24%           25%
          General and administrative .......................................          72%           50%           72%           51%
          Depreciation and amortization ....................................          31%           40%           30%           40%
                  Total costs and expenses .................................         175%          147%          172%          150%
                  Loss from operations .....................................         (75%)         (47%)         (72%)         (50%)
        Other income (expense):
          Interest income ..................................................          12%            7%           10%            7%
          Interest expense and other .......................................         (30%)         (34%)         (29%)         (35%)
                  Loss before minority interests and extraordinary item ....         (93%)         (74%)         (91%)         (78%)
        Minority interests .................................................           1%           --             1%           --
                  Loss before extraordinary item ...........................         (92%)         (74%)         (90%)         (78%)
        Extraordinary item--loss related to debt repurchase ................          --            --           (20%)          --
                  Net loss .................................................         (92%)         (74%)        (110%)         (78%)

Revenue

    Most of our revenue is received from business customers who purchase high-speed Internet connectivity, Web hosting products, and other enhanced value Internet services. Verio offers a broad range of connectivity options to its customers including dedicated, digital subscriber line, integrated services digital network, frame relay and dialup connections. Connectivity customers typically sign a contract for one year of service and pay fixed, recurring monthly service charges plus a one-time setup fee under those agreements. These charges vary depending on the type of service, the length of the contract, and local market conditions. Our Web hosting customers also typically sign one year service contracts and pay fixed, recurring monthly service charges plus a one-time setup fee. These charges vary depending on the amount of disk space and transit required by the customer. Other enhanced services include:

o   e-commerce;

o secure Internet communication links permitting our customers to engage in private and secure Internet communication with their employees, vendors, customers and suppliers;

o   security services;

o specialized facility leases for our customers with the resources and desire to house their own equipment and software in one of our secure, controlled facilities;

o   consulting; and,

o   the sales of equipment and customer circuits.

    Revenue for all products is recognized as the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as services are rendered.

    In 1997 and 1998, connectivity services generated approximately two-thirds of total revenue. In 1999 and beyond, revenue from Web hosting and other Internet enhanced value services is expected to represent 50% or more of total revenue. The increase in revenue from Web hosting and other enhanced value Internet services is primarily the result of acquisitions we made beginning at the end of 1997 and through 1999 (including Hiway) that have been concentrated in these businesses. We have experienced some seasonality in our internal revenue growth, with the period of higher growth being the fall and winter. Verio's focus is on services that generate recurring revenue from small and mid-sized business customers. Revenue from business customers currently represents approximately 90% of revenue, and approximately 85% of revenue is recurring. No single customer represents more than 2% of revenue.

Three months ended June 30, 1998 compared to the three months ended June 30,
1999

    Total revenue increased 117% from $28.5 million for the three months ended June 30, 1998 to $61.9 million for the three months ended June 30, 1999. Acquisitions completed after June 30, 1998 contributed significantly to this increase.

Six months ended June 30, 1998 compared to the six months ended June 30, 1999

    Total revenue increased 135% from $49.7 million for the six months ended June 30, 1998 to $117.1 million for the six months ended June 30, 1999. Acquisitions completed after June 30, 1998 contributed significantly to this increase.

Cost of Service

    Cost of service consists primarily of local telecommunications expense and Internet access expense. Local telecommunications expense is primarily the cost of transporting data between Verio's local points of presence and a national point of presence. Internet access expense is the cost that we pay to lease fiber capacity that we use to carry our customers' data between national points of presence on the Internet. Most of the Internet businesses and operations we have acquired were party to various local telecommunications and Internet access contracts with third parties when we acquired them. We are in the process of converting that traffic carried by third parties to our own network. In March 1998, we signed a 15 year capacity agreement with Qwest Communications Corporation in order to fix and reduce the per-unit costs we incur to lease fiber. That capacity agreement was amended in 1999 to further reduce the per-unit costs and to increase our commitment, which is now to spend a minimum of $160 million over the first 10 years of the capacity agreement. While we will continue to use a variety of fiber providers for our national network, we expect to use Qwest for the majority of our fiber requirements.

    As Verio continues to grow, we expect our cost of service to continue to increase in absolute dollars. However, we also expect cost of service to decrease as a percentage of total revenue, as Verio's revenue mix shifts to higher margin Web hosting and other enhanced value Internet services, as traffic is shifted from third party networks to the Verio network, and as more traffic is carried by Qwest.

Three months ended June 30, 1998 compared to the three months ended June 30,
1999

    Cost of service increased $6.8 million or 51% from $13.3 million for the three months ended June 30, 1998 to $20.1 million for the three months ended June 30, 1999, primarily due to acquisitions. However, as a percentage of revenue, cost of service decreased from 47% for the three months ended June 30, 1998 to 33% for the three months ended June 30, 1999 due in part to the reduction of per unit costs to lease fiber.

Six months ended June 30, 1998 compared to the six months ended June 30, 1999

    Cost of service increased $16.7 million, from $22.8 million for the six months ended June 30, 1998 to $39.5 million for the six months ended June 30, 1999, primarily due to acquisitions. However, as a percentage of revenue, cost of service decreased from 46% for the six months ended June 30, 1998 to 34% for the six months ended June 30,1999 due in part to the reduction of per unit costs to lease fiber.

Sales and Marketing Expense

    Sales and marketing expense consists primarily of salaries, commissions and advertising.

Three months ended June 30, 1998 compared to the three months ended June 30,
1999

     Sales and marketing expense increased $7.5 million, or 104%, from $13.3 million for the quarter ended June 30, 1998 to $20.1 million for the three months ended June 30, 1999 due to increases in the number of direct sales representatives, indirect channel managers and marketing personnel and increased national brand advertising. However, as a percent of revenue, sales and marketing expense remained flat for the three months ended June 30, 1998 compared to the three months ended June 30, 1999.

Six months ended June 30, 1998 compared to the six months ended June 30, 1999

    Sales and marketing expense increased $17.4 million, or 143%, from $12.2 million for the six months ended June 30, 1998 to $29.5 million for the six months ended June 30, 1999 due to increases in the number of direct sales representatives, indirect channel managers and marketing personnel and increased national brand advertising. However, as a percent of revenue, sales and marketing expense remained flat for the six months ended June 30, 1998 compared to the six months ended June 30, 1999

General and Administrative Expense

    General and administrative expense consists primarily of salaries and related benefits, and includes the expenses of general management, engineering, customer care, accounting, billing and office space.

    In 1998 Verio incurred significant one-time expenses in connection with the operational consolidation and integration of its acquisitions. These expenses included approximately $1.9 million primarily related to severance costs in connection with the elimination of approximately 250 positions which are no longer necessary due to the efficiencies of the national services. These terminations have begun and will continue into the fourth quarter of 1999. The remaining liability for unpaid severance costs totaled approximately $0.9 million at June 30, 1999.

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

Three months ended June 30, 1998 compared to the three months ended June 30,
1999

    General and administrative expense increased $10.4 million, from $20.7 million for the three months ended June 30, 1998 to $31.1 million for the three months ended June 30, 1999, primarily due to acquisitions. However, as a percentage of revenue, general and administrative expense decreased from 72% to 50%, which was the result of efficiencies being realized by combining the operations of numerous acquisitions and lower general and administrative costs required to support enhanced services.

Six months ended June 30, 1998 compared to the six months ended June 30, 1999

    General and administrative expense increased $24.2 million, from $35.7 million for the six months ended June 30, 1998 to $59.9 million for the six months ended June 30, 1999, primarily due to acquisitions. However, as a percentage of revenue, general and administrative expense decreased from 72% to 51%, which was the result of efficiencies being realized by combining the operations of numerous acquisitions and lower general and administrative costs required to support enhanced services.

Depreciation and Amortization

    Depreciation is provided over the estimated useful lives of assets ranging from 3 to 5 years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a ten-year period. Debt issuance costs are amortized over the life of the debt. Other intangibles consist primarily of the costs associated with customer acquisitions and non-compete agreements and are amortized over a three-year period or the life of the agreement. Additional acquisitions and investments are expected to cause depreciation and goodwill amortization to increase significantly in the future.

Other Expenses

Three months ended June 30, 1998 compared to the three months ended June 30,
1999

    Interest expense and other increased from $8.7 million for the three months ended June 30, 1998 to $20.9 million for the three months ended June 30, 1999, primarily as a result of the issuance of the November 1998 Notes. Interest income increased from $3.6 million for the three months ended June 30, 1998 to $4.2 million for the three months ended June 30, 1999 due to increased cash balances resulting from this debt offering. See "-- Liquidity and Capital Resources."

Six months ended June 30, 1998 compared to the six months ended June 30, 1999

    Interest expense and other increased from $14.2 million for the six months ended June 30, 1998 to $41.2 million for the six months ended June 30, 1999, primarily as a result of the issuance of the March 1998 Notes and the November 1998 Notes. Interest income increased from $5.2 million for the six months ended June 30, 1998 to $9.0 million for the six months ended June 30, 1999 due to increased cash balances resulting from these debt offerings and the equity offering relating to Verio's initial public offering. See "-- Liquidity and Capital Resources."

    During the six months ended June 30, 1998, an extraordinary loss of $10.1 million was recorded in connection with the refinancing of $50.0 million of the 1997 Notes. See "-- Liquidity and Capital Resources."

CASH FLOW ANALYSIS

    Six Months Ended June 30, 1998 and 1999

    Acquisitions, and the issuance of the March 1998 Notes and the November 1998 Notes explain the most significant changes in cash balances and cash flows. The acquisition of Hiway in January 1999 resulted in a cash outflow of approximately $176.0 million, and also caused amortization to increase approximately $12.0 million between the two periods. The issuance of $175.0 million of 10-3/8% debt in March 1998, and $400.0 million of 11-1/4% debt in November 1998 caused cash balances and net loss to increase significantly. Cash paid for interest was $30.0 million for the six months ended June 30, 1999, compared to $8.6 million for the six months ended June 30, 1998. We also paid $17.5 million in cash to AOL related to a three-year strategic marketing agreement and customer acquisition that we entered into during the six months ended June 30, 1999. The extraordinary charge in the six months ended June 30, 1998 relates to the repurchase of $50.0 million of the 1997 Notes. Cash flows used by operations as a percentage of revenue improved from (60%) to (42%) from the six months ended June 30, 1998 to the six months ended June 30, 1999. Cash used in working capital was $2.0 million for the six months ended June 30, 1998 and $6.6 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Our business strategy has required and is expected to continue to require substantial capital to fund acquisitions and investments, capital expenditures, and operating losses.

    In 1996, we raised approximately $78.1 million from the sale of preferred stock and approximately $1.1 million from the sale of common stock. In 1997, we raised approximately $20.0 million from the sale of preferred stock, and issued 680,000 shares of preferred stock (which, giving effect to the Stock Split, would be convertible into 1.4 million shares of common stock) in connection with an acquisition.

    On June 24, 1997, we completed the placement of $150.0 million principal amount of the 1997 Notes and attached warrants. One hundred and fifty thousand units were issued, each consisting of $1,000 principal amount of notes and eight warrants. The 1997 Notes mature on June 15, 2004 and interest, at the annual rate of 13-1/2%, is payable semi-annually in arrears on June 15 and December 15 of each year. Each warrant entitles the holder thereof to purchase 1.76 shares (3.52 shares giving effect to the Stock Split) of Verio's common stock at a price of $.01 per share $.005 per share giving effect to the Stock Split), for a total of 2,112,480 shares of common stock (4,224,960 shares giving effect to the Stock Split). The warrants and the 1997 Notes were separated on December 15, 1997. Concurrent with the completion of the sale of the 1997 Notes, we were required to deposit funds into an escrow account in an amount that together with interest is sufficient to fund the first five interest payments. The final interest payment is due on December 15, 1999. The 1997 Notes are redeemable at our option commencing June 15, 2002. The 1997 Notes are senior unsecured obligations ranking equally in right of payment with all existing and future unsecured and senior indebtedness.

    On March 25, 1998, we completed the placement of $175.0 million principal amount of the March 1998 Notes. The March 1998 Notes are senior unsecured obligations ranking equally in right of payment with all existing and future unsecured and senior indebtedness, and mature on April 1, 2005. Interest on the March 1998 Notes, at the annual rate of 10-3/8%, is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The March 1998 Notes are redeemable at our option commencing April 1, 2002. Verio used approximately $54.5 million of the proceeds from the March 1998 Notes to repurchase $50.0 million principal amount of 1997 Notes. Upon consummation of the sale of the March 1998 Notes and the repurchase, $13.3 million of escrowed interest funds were released to us.

    At various times during the first four months of 1998, we issued 1,534,513 additional shares of Series D-1 preferred stock (which, giving effect to the Stock Split would be convertible into 6.2 million shares of common stock) in connection with the purchases of substantially all the remaining unowned interests in our subsidiaries and affiliates.

    Subsequent to June 30, 1999, Verio replaced its earlier $70.0 million revolving credit facility with a new $100.0 million revolving credit facility with a group of commercial lending institutions. This facility is secured by substantially all of the stock of our subsidiaries and by the Qwest capacity agreement. The credit facility requires no payments of principal until its maturity on June 30, 2002. The terms of the credit facility provide for borrowings at a margin of 2% above the London Interbank Offered Rate. There is a commitment fee of 1/2 of 1% per annum on the undrawn amount of the credit facility. We have made no borrowings under the credit facility.

    The credit facility contains a number of other restrictions, including limitations on our ability to:

o   engage in businesses other than the Internet service business;

o   place liens on our assets; and

o   pay dividends.

    In addition, under the credit facility, our indebtedness (less cash) may not exceed 2.35 times our annualized pro forma revenue for the most recent quarter. We currently have the ability to borrow the full $100.0 million commitment. We are required to pay back any amounts borrowed under the credit facility with the proceeds of new indebtedness, certain asset sales, free cash flow in excess of $5.0 million in any quarter, or the net proceeds from insurance claims.

    In May 1998, we completed our initial public offering, selling an aggregate of 5,735,000 shares (11,470,000 million shares giving effect to the Stock Split) of common stock, including the partial exercise of the over-allotment option by the initial purchasers in the initial public offering, for net proceeds of approximately $120.8 million, after deducting underwriting discounts, commissions and expenses. Concurrently with our initial public offering, we completed the sale of 4,493,877 shares (8,987,754 million shares giving effect to the Stock Split) of common stock to an affiliate of Nippon Telegraph and Telephone Corporation for net proceeds of approximately $100.0 million.

    On November 25, 1998, we sold $400.0 million principal amount of the November 1998 Notes, for net proceeds of approximately $389.0 million. Interest at the annual rate of 11-1/4%, is payable semi-annually in arrears on June 1 and December 1 of each year, commencing June 1, 1999. We have the option of redeeming the November 1998 Notes starting from December 1, 2003.

    The 1997 Notes, the March 1998 Notes and the November 1998 Notes contain terms, other than the rate of interest, that are substantially similar. The terms of the indentures governing these Notes impose significant limitations on our ability to incur additional indebtedness unless we have issued additional equity, or if our Consolidated Pro Forma Interest Coverage Ratio, as defined in the indentures, is greater than or equal to 1.8 to 1.0 prior to June 30, 1999, or 2.5 to 1.0 on or after that date, and if the ratio of our total debt to earnings before interest, taxes, depreciation and amortization is not higher than 6:1.

    The indentures contain a number of other restrictions, including, among others, limitations on our ability to:

o engage or make investments in businesses other than the Internet service business;

o   place liens on or dispose of our assets; and

o   pay dividends.

    If a change of control with respect to Verio occurs, we are required to make an offer to purchase all the Notes then outstanding at a price equal to 101% of the respective principal amount of the notes, plus accrued and unpaid interest. We are in compliance with the provisions of all of our debt agreements.

    As of June 30, 1999, we had approximately $302.0 million in cash and cash equivalents and short-term investments (including $8.4 million of restricted cash). Our business plan currently anticipates investments of approximately $140.0 million over the next 12 months for capital expenditures, acquisitions, operating losses and working capital.

    Our Company is highly leveraged and has significant debt service requirements. At June 30, 1999 our long-term liabilities were $693.9 million, and the annual interest expense associated with the 1997 Notes, March 1998 Notes and November 1998 Notes is approximately $76.7 million. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

    Subsequent to June 30, 1999, the Company announced the Stock Split that will become effective on August 20, 1999, for stockholders of record at the close of business on August 3, 1999. The effect of the Stock Split is reflected in the accompanying financial statements for all periods presented.

    Subsequent to June 30, 1999, we issued 7.2 million shares of 6.75% Series A Convertible Preferred Stock, with a liquidation preference $50.00 per share, for approximate net proceeds of $323.6 million. The shares of preferred stock are convertible to shares of conversion stock at a conversion price of $96.5625 per share ($48.2813 per share giving effect to the Stock Split). The convertible preferred stock may be redeemed at a redemption premium of 102.0% of the liquidation preference, plus accumulated and unpaid dividends on or after August 1, 2001, but prior to August 1, 2002, if the trading price of our common stock equals or exceeds $144.8438 per share ($72.4219 per share giving effect to the Stock Split) for a specified period. In addition to the payments described above, holders will receive a payment equal to the present value of the dividends that would thereafter have been payable on the convertible preferred stock through and including August 1, 2002. Except as described below, we may not redeem the convertible preferred stock prior to August 1, 2002. Beginning on August 1, 2002, we may redeem the convertible preferred stock initially at a redemption premium of 103.8571% of the liquidation preference and thereafter at prices declining to 100.0% on or after August 1, 2006, plus, in each case, all accumulated and unpaid dividends. Verio may effect any redemption, in whole or in part, by delivering cash, shares of our common stock or a combination thereof. At the closing of this offering, the initial purchasers of the convertible preferred stock deposited approximately $24.3 million into an account form which quarterly cash payments will be made, or which may be used to purchase shares of our common stock from us for delivery to holders in lieu of cash payments. The deposit account will expire an August 1, 2000 unless it is earlier terminated.

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

    We expect to meet our capital needs for the next 12 months with cash on hand, and subsequently with the proceeds from the sale, or issuance of capital stock, the credit facility, lease financing and additional debt. We regularly examine financing alternatives based on prevailing market conditions, and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent on increased operating cash flow, and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale. In addition, our operating flexibility with respect to certain business activities is limited by covenants associated with our indebtedness. There can be no assurance that such covenants will not adversely affect our ability to finance our future operations or capital needs or to engage in business activities that may be in our interest.

THE YEAR 2000 ISSUE

         The year 2000 issue results from computer programs and systems using only two digits instead of four to identify the year. Systems that do not property recognize this date could generate wrong data or fail. The year 2000 issue is widespread and complex, as virtually every company's computer operations potentially could be affected in some way.

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

         In the fourth quarter of 1998, we conducted a systems assessment of our national systems in Denver, Colorado, Dallas, Texas and regional networks and systems in our eastern operating region, including both information technology systems and non-information technology systems such as hardware containing embedded technology, for year 2000 compliance. The network systems of our other operating regions have similar technology. No significant issues were identified. Starting in January 1999, we have applied the knowledge gained from such system assessment to our other operating regions and rolled out the company-wide year 2000 compliance program. In May 1999, we completed an inventory of all of our other regions and operating units which included network components, business systems and hardware containing embedded technology. The costs incurred in conducting the inventory were not material.

         Prior to our acquisition of Hiway, Hiway hired outside consultants to evaluate their systems for year 2000 compliance. Though issues were noted in the internally developed provisioning systems, none were evaluated as material and remediation activities were completed in the second quarter of 1999.

         A broader risk assessment of the specific hardware and software components within each of our systems, including the Verio network, data centers, network operations center and customer support center, is being conducted and is expected to be completed in early third quarter 1999. In conjunction with such assessment, we are implementing remedial actions, including code level remediation, system upgrades or complete system replacement of non-compliant items expected to be completed by the end of the third quarter of 1999. To date, the costs incurred have not been material. Future costs are difficult to estimate; however, we do not currently anticipate that such costs will be material.

         Many of our hardware and software platforms are already compliant. Verio has migrated business operations of acquired companies to national services on year 2000 compliant systems for finance, billing, customer operations and network management. In addition, Verio has been consolidating legacy systems in order to provide consistent provisioning of services; and centralized domain name services, mail, authentication and news. Our vendors have informed us that these systems are comprised of the latest commercial hardware and software components and are year 2000 compliant. All of these systems are currently operational and have been subjected to extensive testing within the Verio network. Customer migrations to these systems are currently underway and are scheduled for completion in the third quarter of 1999.

         We will perform end to end testing of our supplied services under various scenarios to verify expected performance of the network under various year 2000 date failure modes. The purpose of the testing will be to ensure continuity of service to customers, not specific elemental, component or compliance status. This phase is expected to be final verification of any required updates to Verio's systems and is expected to be completed in the third quarter of 1999. A regression prevention plan will be executed throughout 1999 to ensure new issues are not introduced into Verio's systems.

         We also will develop a contingency plan in the event any critical systems remain non-compliant by January 1, 2000. We will attempt to quantify the impact, if any, of the failure to complete any necessary corrective action. We cannot currently estimate the magnitude of such impact.

         We have begun to survey, among others, critical vendors, suppliers and financial institutions for year 2000 compliance. We are in the process of evaluating the year 2000 preparedness of our telecommunications providers, on which we rely for the network services crucial to our business. In order to reduce any adverse impact, we maintain diverse providers for such network services. However, failure of any one provider may have a material impact on Verio's operations. We expect to complete this survey early in the third quarter of 1999. At this time we cannot estimate the effect, if any, that non-compliant systems at these entities could have on us; it is, however, possible that the impact will be material.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         Verio Inc. is party to various legal proceedings that have arisen in the ordinary course of our business, none of which is material.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On July 23, 1999, Verio announced a two-for-one stock split for stockholders of record at the close of business on August 3, 1999. The payment date for the stock split, which will be effected in the form of a dividend, will be on August 20, 1999. Following the stock split, Verio will have approximately
75.4 million shares of common stock outstanding.

         (b)  Not Applicable

         (c)  Not Applicable

         (d)  Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Company held its 1999 Annual Meeting of Stockholders on June 17, 1999.

        (b) There were 37,314,173 shares of common stock of the Company outstanding as of the record date and 73.4%, or 27,399,383 shares of common stock were represented at such meeting, in person or by proxy, which constituted a quorum. The matters voted upon at the Annual Meeting and the results of the voting as to each such matter are set forth below:

    (i) The following individuals were elected as Class I directors of the Company, for terms to expire at the Annual Meeting to be held in the year 2002:

                           Votes For                          Votes Withheld

Arthur L. Cahoon           27,346,497                          52,886
Paul J. Salem              26,631,856                         767,527
Herbert R. Hribar          26,658,637                         740,746

    (ii) Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of capital stock of the Company from 137,500,000 shares to 262,500,000 shares, of which 250,000,000 shares will be common stock, par value $.001 per share, and 12,500,000 shares will be undesignated preferred stock, par value $.001 per share:

                  For               Against          Abstain     Broker Non-Votes

                  23,124,399        4,171,122        15,164                88,698

    (iii) The ratification of the appointment by the Board of Directors of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999.

                  For               Against          Abstain     Broker Non-Votes

                  27,364,191        14,884           20,308                     0

ITEM 5.   OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         See attached exhibit index.

(b)  Reports on Form 8-K

         None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VERIO INC.


Date:    August 16, 1999                     /s/ PETER B. FRITZINGER
                                             -------------------------------
                                             Peter B. Fritzinger
                                             Chief Financial Officer


Date:    August 16, 1999                     /s/ CARLA HAMRE DONELSON
                                             -------------------------------
                                             Carla Hamre Donelson
                                             Vice President, General Counsel
                                             and Secretary

                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
     1.1        Purchase  Agreement,  dated July 14, 1999,  by and between  Verio
                Inc. and Salomon Smith Barney Inc., Donaldson,  Lufkin & Jenrette
                Securities  Corporation,  Credit Suisse First Boston Corporation,
                Deutsche Bank  Securities  Inc. and First Union  Capital  Markets
                Corp. (the "Initial Purchasers")

     3.1        Certificate  of  Designations  of  the  Powers,  Preferences  and
                Relative,  Participating,  Optional and Other  Special  Rights of
                Series A 6.75%  Convertible  Preferred Stock and  Qualifications,
                Limitations and Restrictions

     4.1        Deposit Agreement, dated as of July 20, 1999, by and among Verio
                Inc. and Norwest Bank Minnesota, N.A.

     4.2 Registration Rights Agreement, dated as of July 20, 1999, by and among Verio Inc. and the Initial Purchasers

     4.3        Certificate of Designations (see Exhibit 3.1)

    27.1        Financial Data Schedule