Form 10-Q
period 1999-09-30
VERIO INC
filed 1999-11-12
CIK 1040956

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

             [ ] FOR THE QUARTERLY PERIOD ENDED: September 30, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock outstanding as of November 12, 1999 was 77,128,419.

================================================================================

                                   VERIO INC.

                                    FORM 10-Q
                               SEPTEMBER 30, 1999

                                      INDEX

                                                                             PAGE
                                                                             ----
 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

   Condensed Consolidated Balance Sheets-- December 31, 1998 and
      September 30, 1999 (unaudited)....................................       3

   Condensed Consolidated Statements of Operations-- Three Months Ended
      September 30, 1998 and September 30, 1999 (unaudited).............       4

   Condensed Consolidated Statements of Operations-- Nine months Ended
      September 30, 1998 and September 30, 1999 (unaudited).............       5

   Condensed Consolidated Statement of Stockholders' Equity-- Nine months
      Ended September 30, 1999 (unaudited)..............................       6

   Condensed Consolidated Statements of Cash Flows-- Nine months Ended
      September 30, 1998 and September 30, 1999 (unaudited).............       7

   Notes to Condensed Consolidated Financial Statements.................       8

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................      11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....      21

 PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................      21

 Item 2. Changes in Securities and Use of Proceeds......................      21

 Item 3. Defaults Upon Senior Securities................................      21

 Item 4. Submission of Matters to a Vote of Security Holders............      21

 Item 5. Other Information..............................................      21

 Item 6. Exhibits and Reports on Form 8-K...............................      35

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           VERIO INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,     SEPTEMBER 30,
                                                                                     1998              1999
                                                                               ----------------  ---------------
                                                                                           (UNAUDITED)
 Current assets:
   Cash, cash equivalents and securities available for sale (note 3).......       $  577,387     $      492,964
   Restricted cash and securities (notes 6 and 8)..........................           13,629             31,485
   Trade receivables, net of allowance for doubtful accounts of $4,763 and
     $8,070................................................................           15,084             30,098
   Prepaid expenses and other..............................................            7,831             15,995
                                                                                  ----------     --------------
         Total current assets..............................................          613,931            570,542
 Restricted cash and securities (note 6)...................................            1,176              1,657
 Investments in affiliates and others, at cost (note 2)....................            8,298             18,912
 Prepaid marketing expense (note 2)........................................               --             17,948
 Equipment and leasehold improvements (note 4)                                        77,118            207,448
 Less accumulated depreciation and amortization............................          (26,672)           (51,757)
                                                                                  ----------     --------------
     Net equipment and leasehold improvements..............................           50,446            155,691
 Other assets:
   Goodwill, net of accumulated amortization of $21,614 and $63,334 (note 5)         236,696            556,543
   Debt issuance costs, net of accumulated amortization of $1,710 and $3,153          18,542             17,791
   Other, net (note 2).....................................................            4,623             26,130
                                                                                  ----------     --------------
         Total assets......................................................       $  933,712     $    1,365,214
                                                                                  ==========     ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
   Accounts payable........................................................       $   10,501     $        8,989
   Accrued expenses........................................................           14,228             50,777
   Accrued interest payable................................................            9,634             28,158
   Payable for fiber capacity (note 7) ....................................               --             57,702
   Lines of credit, notes payable and current portion of long-term debt
     (note 6)..............................................................            3,329                917
   Current portion of capital lease obligations............................            5,848             11,327
   Deferred revenue........................................................           12,512             20,880
                                                                                  ----------     --------------
         Total current liabilities.........................................           56,052            178,750

 Long-term debt, less current portion, net of discount (note 6)............          668,177            670,840
 Capital lease obligations, less current portion...........................            6,441             13,166
 Other long-term liabilities (note 2)......................................               --             10,195
                                                                                  ----------     --------------
         Total liabilities.................................................          730,670            872,951
                                                                                  ----------     --------------

 Minority interests in subsidiaries (note 2)...............................              361                 --

 Stockholders' equity:
   Convertible preferred stock; 12,500,000 shares authorized; 7,200,000 shares of 6.75% Series A issued and outstanding - liquidation
     preference of $360,000 ..............................................                --            347,601
   Common stock $.001 par value; 250,000,000 shares authorized; 66,292,020 and 76,894,006 shares issued and outstanding, at December 31, 1998
     and September 30, 1999 (note 8).......................................               66                 77
   Additional paid-in capital..............................................          376,131            455,638
   Accumulated deficit.....................................................         (173,516)          (311,053)
                                                                                  ----------     --------------
         Total stockholders' equity........................................          202,681            492,263
                                                                                  ----------     --------------
 Commitments and contingencies (note 7)
         Total liabilities and stockholders' equity........................       $  933,712     $    1,365,214
                                                                                  ==========     ==============

          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                  ----------------------------------
                                                         1998              1999
                                                  ----------------- ----------------
                                                            (UNAUDITED)
Revenue:
  Internet connectivity:
     Dedicated................................        $  14,380         $  24,827
     Dial-up..................................            6,386             6,342
  Enhanced services and other.................           13,038            37,157
                                                      ---------         ---------
          Total revenue.......................           33,804            68,326
Costs and expenses:
  Cost of service.............................           15,074            18,011
  Sales and marketing.........................           10,716            15,506
  General and administrative..................           25,414            32,021
  Depreciation and amortization...............           11,740            29,514
                                                      ---------         ---------
          Total costs and expenses............           62,944            95,052
                                                      ---------         ---------
          Loss from operations................          (29,140)          (26,726)
Other income (expense):
  Interest income.............................            4,164             5,252
  Interest expense and other..................           (8,630)          (20,465)
                                                      ---------         ---------
          Net loss............................          (33,606)          (41,939)
Return on convertible preferred stock (note 8)                -            (4,793)
                                                      ---------         ---------

          Net loss attributable to common
            stockholders......................        $ (33,606)        $ (46,732)
                                                      =========         =========

Weighted average number of common shares
  outstanding-- basic and diluted ............           65,072            76,327
                                                      =========         =========

Loss per common share-- basic and diluted:....        $   (0.52)        $   (0.61)
                                                      =========         =========

          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        1998             1999
                                                  ---------------- ----------------
                                                            (UNAUDITED)
Revenue:
  Internet connectivity:
     Dedicated................................        $ 36,924         $  69,399
     Dial-up..................................          16,272            19,108
  Enhanced services and other.................          30,347            96,879
                                                      --------         ---------
          Total revenue.......................          83,543           185,386
Costs and expenses:
  Cost of service.............................          37,928            57,556
  Sales and marketing.........................          22,894            45,039
  General and administrative..................          61,087            91,866
  Depreciation and amortization...............          26,818            76,254
                                                      --------         ---------
          Total costs and expenses............         148,727           270,715
                                                      --------         ---------
          Loss from operations................         (65,184)          (85,329)
Other income (expense):
  Interest income.............................           9,381            14,262
  Interest expense and other..................         (22,860)          (61,677)
                                                      --------         ---------
          Loss before minority interests and
            Extraordinary item................         (78,663)         (132,744)
Minority interests............................             545                --
                                                      --------         ---------
          Loss before extraordinary item......         (78,118)         (132,744)
Extraordinary item-- loss related to debt
 repurchase (note 6)..........................         (10,101)               --
                                                      --------         ---------
          Net loss............................         (88,219)         (132,744)
Accretion of preferred stock to liquidation
 value and return on convertible preferred
 stock (note 8)...............................             (87)           (4,793)
                                                      --------         ---------
          Net loss attributable to common
            stockholders.....................         $(88,306)        $(137,537)
                                                      ========         =========
Weighted average number of common shares
  outstanding-- basic and diluted ............          34,924            74,720
                                                      ========         =========
Loss per common share-- basic and diluted:
  Loss per common share before extraordinary
    item......................................       $   (2.24)        $   (1.84)

  Extraordinary item..........................           (0.29)               --
                                                      ----------       ---------
          Loss per common share...............        $   (2.53)       $   (1.84)
                                                      =========        =========

          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                            CONVERTIBLE      COMMON STOCK        ADDITIONAL
                                             PREFERRED    -------------------      PAID-IN     ACCUMULATED
                                               STOCK        SHARES     AMOUNT      CAPITAL       DEFICIT        TOTAL
                                            -----------   ----------   ------    ----------    -----------    ----------
 BALANCES AT DECEMBER 31, 1998 (note 8)       $   --      66,292,020    $ 66      $376,131      $(173,516)     $ 202,681
 Issuance of common stock for:
   Exercise of options..................          --       2,087,576       2         8,257             --          8,259
   Exercise of warrants.................          --       1,339,520       2           910             --            912
   Employee purchases...................          --         169,438      --         1,125             --          1,125
   Exercise of warrants issued pursuant
     to a non-cash exchange of notes....          --         715,760       1         2,357             --          2,358
 Stock issued pursuant to the
   acquisition of Best Internet
   Communications, Inc. (note 2)........          --       6,289,692       6        50,315             --         50,321
 Issuance of common stock options and
    warrants in business combinations
    (note 2)............................          --              --      --        15,187             --         15,187
 Issuance of convertible preferred
   stock, net of issuance costs.........      347,601             --      --            --             --        347,601
 Stock option related compensation and
   severance costs (note 8).............           --             --      --         1,356             --          1,356
 Return on convertible preferred stock..                                                           (4,793)        (4,793)
 Net loss...............................           --             --      --            --       (132,744)      (132,744)
                                             --------     ----------    ----      --------      ---------      ---------
 BALANCES AT SEPTEMBER 30, 1999
 (unaudited)............................     $347,601     76,894,006    $ 77      $455,638      $(311,053)     $ 492,263
                                             ========     ==========    ====      ========      =========      =========

          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   ---------------------------------
                                                                         1998             1999
                                                                   ---------------- ----------------
                                                                             (UNAUDITED)
 Cash flows from operating activities:
   Net loss...................................................         $(88,219)       $ (132,744)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization............................           26,818            76,254
     Minority interests' share of losses......................             (545)               --
     Stock option related compensation and severance costs....            3,040             1,356
     Other ...................................................               --              (377)
     Extraordinary item-- loss related to debt repurchase.....           10,101                --
   Changes in operating assets and liabilities, excluding
   effects of Business combinations:
       Receivables............................................           (1,979)          (10,350)
       Prepaid expenses and other current assets..............             (899)          (15,613)
       Accounts payable.......................................             (889)           (2,782)
       Accrued expenses.......................................            3,720             8,268
       Accrued interest payable...............................           13,040            19,182
       Deferred revenue.......................................             (445)            2,416
                                                                       --------        ----------
          Net cash used by operating activities...............          (36,257)          (54,390)
                                                                       --------        ----------
 Cash flows from investing activities:
     Acquisition of equipment and leasehold improvements......          (15,327)          (38,678)
     Acquisition of net assets in business combinations and
       investments in Affiliates and others, net of cash
       acquired...............................................         (121,432)         (307,695)
     Change in restricted cash and securities.................           19,689           (18,003)
     Other....................................................           (2,242)          (11,305)
                                                                       ---------       ----------
          Net cash used by investing activities...............         (119,312)         (375,681)
                                                                       ---------       -----------
 Cash flows from financing activities:
     Proceeds from issuance of convertible preferred stock,
       net of issuance costs..................................               --           347,601
     Proceeds from lines of credit, notes payable and
       long-term debt, net of issuance costs..................          168,827                --
     Repayments of lines of credit and notes payable..........          (58,784)           (4,160)
     Repayments of capital lease obligations..................           (2,452)           (8,089)
     Proceeds from issuance of common stock, net of
       issuance costs.........................................          221,304            10,296
                                                                       --------        ----------
          Net cash provided by financing activities...........          328,895           345,648
                                                                       --------        ----------
          Net increase (decrease) in cash and cash equivalents
            and securities available for sale.................          173,326           (84,423)
 Cash, cash equivalents and securities available for sale:
     Beginning of period......................................           72,586           577,387
                                                                       --------        ----------
     End of period............................................         $245,912        $  492,964
                                                                       ========        ==========

 Supplemental disclosures of cash flow information:
     Cash paid for interest...................................         $ 10,393        $   43,152
                                                                       ========        ==========

 Supplemental disclosures of non-cash investing and financing activities:
    Equipment acquired through capital lease obligations......         $  7,209        $   18,686
                                                                       ========        ==========
    Fiber capacity asset......................................         $     --        $   57,702
                                                                       ========        ==========
    Acquisition of net assets in business combinations through issuance of common stock and common stock options and
      warrants................................................         $ 28,663        $   65,508
                                                                       ========        ==========
 Other liabilities incurred for prepaid marketing expense and
   acquisition of customers through AOL agreement                      $     --        $   25,000
                                                                       ========        ==========

          See accompanying notes to consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Basis of Presentation

    Verio Inc. ("Verio" or the "Company") was incorporated on March 1, 1996. Since then, Verio has rapidly established a global presence by acquiring and growing Internet service providers with a business customer focus. Verio is the world-wide leader in hosting domain-based Web sites and a leading provider of high speed connectivity and enhanced services such as electronic commerce and virtual private networks to small and medium sized businesses. Verio commenced operations in April 1996 and had no activity other than the sale of common stock to founders prior to April 1, 1996. Verio operates in one business segment and has operations in the United States and Europe.

    The accompanying unaudited financial information as of September 30, 1999 and for the three- and nine-month periods ended on each of September 30, 1998 and September 30, 1999 has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the three and nine months ended on each of September 30, 1998 and September 30, 1999 have been included. Operating results for the three- and nine-month periods ending September 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

The accompanying consolidated financial statements include the accounts of Verio and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation. In particular, the financial statements reflect the effect of the two-for-one stock split that became effective on August 20, 1999 for stockholders of record at the close of business on August 3, 1999 (the "Stock Split") which was effected in the form of a dividend.

(2) BUSINESS COMBINATIONS, INVESTMENTS IN AFFILIATES AND ASSET ACQUISITIONS

    During the nine months ended September 30, 1999, Verio completed three business combinations for cash and common stock. Each of these acquisitions was accounted for using the purchase method of accounting, and represents the acquisition of capital or common stock. Outstanding stock options and warrants of the acquired businesses were included in the determination of the purchase prices based on fair values. The results of operations for the acquired businesses are included in Verio's consolidated statement of operations from the dates of acquisition. Summary information regarding the business combinations is as follows:

                                                                OWNERSHIP
                                                                INTEREST         APPROXIMATE
      BUSINESS NAME                      ACQUISITION DATE       PURCHASED      PURCHASE PRICE
      -------------                      ----------------       ---------      --------------
                                                                               (IN THOUSANDS)

 Best Internet Communications, Inc    January 5, 1999               100%         $ 241,505
 Web Communications, LLC..........    February 19, 1999             100%             8,000
 Computer Services Group, Inc.
   (digitalNATION)................    July 13, 1999                 100%           100,000
                                                                                 ---------
                                                                                 $ 349,505
 Acquisition costs......................................................             5,276
                                                                                 ---------
                                                                                 $ 354,781
                                                                                 =========

The aggregate purchase price, including acquisition costs, was allocated based upon fair values as follows:

 Equipment......................     $  19,110
 Goodwill.......................       349,944
 Net current liabilities........       (14,273)
                                     ---------
    Total purchase price........     $ 354,781

    In January 1999, Verio completed the acquisition of all the outstanding common stock of Best Internet Communications, Inc. (which does business as Hiway Technologies, Inc. and which we refer to as "Hiway") for total consideration of approximately $241.5 million, including $176.0 million in cash and approximately
9.8 million shares of Verio common stock. In February 1999, Verio completed the acquisition of Web Communications, LLC for approximately $8.0 million in cash, and in July 1999, Verio acquired all of the outstanding stock of Computer Services Group, Inc. (which does business as digitalNATION) for $100.0 million in cash.

    For the nine months ended September 30, 1998, on a pro forma basis, assuming the Hiway and digitalNATION acquisitions occurred on January 1, 1998, total revenue would have increased to $117.3 million, net loss attributable to common stockholders would have increased to $124.9 million and loss per share would have increased to $3.03. For the nine months ended September 30, 1999, on a pro forma basis, assuming the digitalNATION acquisition occurred on January 1, 1998, total revenue would have increased to $193.1 million, net loss attributable to common stockholders would have increased to $144.6 million and loss per share would have increased to $1.93.

    Investment in affiliates at September 30, 1999 represents the Company's cost-based investments, primarily in V-I-A Internet, Inc. and NorthPoint Communications, Inc.

    Effective March 4, 1999, Verio entered into an agreement with America Online, Inc. ("AOL"). Under this three-year agreement, Verio will purchase advertising promotions from AOL to promote Verio's Web hosting and related business-focused commerce products and services on AOL's four key U.S. on-line media properties. Verio's promotional rights with respect to Web hosting and designated electronic commerce products and services are exclusive during this period on these four specified sites. AOL has also conveyed its Prime Host and CompuServe BusinessWeb hosting customers to Verio. Verio agreed to make guaranteed payments totaling $42.5 million over the first two years of the agreement, with AOL participating in future revenue under specified circumstances defined in the agreement. The first payment of $17.5 million was made in March 1999. The payments to AOL have been allocated to subscribers and prepaid advertising costs based on the estimated fair values of the assets acquired.

(3) CASH, CASH EQUIVALENTS AND SECURITIES AVAILABLE FOR SALE

    Verio considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Verio's securities available for sale consist of readily marketable debt securities with remaining maturities of more than 90 days but less than 360 days at the time of purchase which are carried at cost which approximates market value. The balances of securities available for sale were $144.0 million and $127.4 million at December 31, 1998 and September 30, 1999, respectively.

(4) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consisted of the following:

                                                               December 31,        September 30,
                                                                  1998                 1999
                                                            -----------------    ----------------
   Internet access and computer equipment                         $ 66,408            $129,267
   Fiber capacity                                                       --              57,702
   Furniture, fixtures and computer software                         5,823               7,861
   Leasehold improvements                                            4,887              12,618
                                                                  --------            --------
                                                                    77,118             207,448
   Less accumulated depreciation                                   (26,672)            (51,757)
                                                                  --------            --------
   Equipment and leasehold improvements, net                      $ 50,446            $155,691
                                                                  ========            ========

    Total depreciation expense was $5.3 million and $11.2 million for the three months ended September 30, 1998 and 1999, respectively, and $13.3 million and $27.9 million for the nine months ended September 30, 1998 and 1999, respectively.

    On September 30, 1999, the Company entered into a 20-year fiber capacity agreement ("20-year Qwest Capacity Agreement") with Qwest Communications Corporation ("Qwest"). Under the agreement, the Company agreed to pay $57.7 million in four installment payments by December 31, 1999 for fiber capacity on Qwest's fiber optic network. This payment will be depreciated over the life of the agreement.

(5) OTHER ASSETS

    Goodwill consists of the excess of cost over the fair value of net assets acquired and is generally amortized using a straight-line method over a 10-year period. Debt issuance costs are amortized over the life of the debt. Other intangibles consist primarily of the costs associated with customer acquisitions and non-compete agreements and are amortized over a three-year period.

(6) DEBT

    In July 1999, Verio replaced its earlier $70.0 million revolving credit facility with a new $100.0 million revolving credit facility. The $100.0 million facility is secured by substantially all the capital stock of Verio's subsidiaries and by the 15-year capacity agreement with Qwest (which was renegotiated to a 5-year capacity agreement) and matures on June 30, 2002. Interest on borrowings is at 2% above the London Interbank Offered Rate, and there is a commitment fee of 1/2 of 1% per annum on the unused portion of the facility. There are no borrowings outstanding under this facility.

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

    In June 1997, Verio completed a debt offering of $150.0 million, 13-1/2% Senior Notes due 2004 (the "1997 Notes") and warrants to purchase 4,224,960 shares at $.005 per share, expiring on June 15, 2004, which were valued at approximately $12.7 million. Interest on the 1997 Notes is payable semi-annually on June 15 and December 15 of each year. The value attributed to the warrants was recorded as debt discount and is being amortized to interest expense using the interest method over the term of the 1997 Notes. Upon closing, Verio deposited U.S. Treasury securities in an escrow account in an amount that, together with interest on the securities, will be sufficient to fund the first five interest payments (through December 1999) on the 1997 Notes. This restricted cash and securities balance totaled $6.9 million at September 30, 1999. The 1997 Notes are redeemable on or after June 15, 2002 at 103% of the face value, decreasing to face value at maturity. The indenture covering the 1997 Notes includes various covenants restricting the payment of cash dividends, additional indebtedness, disposition of assets, and transactions with affiliates.

(7)  COMMITMENTS AND CONTINGENCIES

    On September 30, 1999, the Company entered into a new 20-year fiber capacity agreement with Qwest. The Company has agreed to pay $57.7 million by December 31, 1999. This payment will be depreciated over the life of the agreement. Also during September 1999, the Company renegotiated its earlier 15-year Capacity Agreement with Qwest to a 5-year term, reduced the price per unit of capacity and eliminated its previous commitment to spend $160 million so that there is no longer any capacity commitment under the new agreement.

(8) STOCKHOLDERS' EQUITY AND LOSS PER SHARE

    A two-for-one stock split, which was effective on August 20, 1999 for shareholders of record at the close of business on August 3, 1999 (the "Stock Split"), is reflected in the accompanying financial statements for all periods presented.

    In July 1999 Verio issued 7.2 million shares of its 6.75% Series A Convertible Preferred Stock, with a liquidation preference of $50.00 per share, for approximate net proceeds of $347.6 million. The shares of preferred stock are convertible to shares of common stock at a conversion price of $48.2813 per share. The convertible preferred stock may be redeemed, at the Company's option, at a redemption premium of 102.0% of the liquidation preference, plus accumulated and unpaid dividends on or after August 1, 2001, but prior to August 1, 2002, if the trading price of Verio common stock equals or exceeds $72.4219 per share for a specified period. In addition to the payments described above, holders will receive a payment equal to the present value of the dividends that would thereafter have been payable on the convertible preferred stock through and including August 1, 2002. Except as described below, the Company may not redeem the convertible preferred stock prior to August 1, 2002. Beginning on August 1, 2002, Verio may redeem the convertible preferred stock initially at a redemption premium of 103.8571% of the liquidation preference and thereafter at prices declining to 100.0% on and after August 1, 2006, plus, in each case, all accumulated and unpaid dividends. Verio may effect any redemption, in whole or in part, by delivering cash, shares of common stock or a combination thereof. At the closing of this offering, the initial purchasers of the convertible preferred stock deposited approximately $24.3 million into an account from which four, equal quarterly cash payments will be made to the preferred stockholders of record in the form of a return of capital, or which, at Verio's election, may be used to purchase shares of Verio common stock for delivery to holders in lieu of cash payments. The deposit account will expire on August 1, 2000 unless it is earlier terminated and is reflected in restricted cash on the condensed consolidated balance sheet. Subsequent to August 1, 2000, dividends will accrue on a cumulative basis at 6.75% per annum.

    Stock-Based Compensation Plans

    Verio has established Incentive Stock Option Plans (the "Plans"). At the discretion of its board of directors (the "Board"), Verio may grant stock options to employees of Verio and its controlled subsidiaries. Prior to Verio's initial public offering ("IPO"), the option price was determined by the Board at the time the option was granted, with such price being not less than the fair market value of Verio's common stock at the date of grant, as determined by the Board. Typically, this determination was based on Verio's other equity offerings. Options granted subsequent to the IPO are granted at fair value based on the trading price for Verio's common stock on The Nasdaq National Market ("NASDAQ") at the close of business on the last trading day immediately preceeding the date of grant. Because option grants were made at strike prices based on a current fair market value determination, Verio had not recorded compensation expense related to the granting of stock options in 1996, 1997 and through February 28, 1998. With respect to certain option grants made subsequent to February 28, 1998 and before the completion of the IPO, Verio granted options to employees with exercise prices that subsequently were determined to be less than the fair value per share based upon Verio's estimated price per share in the IPO. Accordingly, Verio is recognizing compensation expense totaling approximately $7.5 million, as adjusted for forfeitures, pro rata over the forty-eight month vesting period of the options. This compensation expense totaled approximately $1.4 million for the nine months ended September 30, 1999. There were 19.3 million shares of options and warrants outstanding at September 30, 1999 with a weighted average exercise price of $11.93 per share.

    Loss per share is calculated using weighted average common shares outstanding, which in the case of weighted average diluted shares, excluded the effect of common stock options and warrants, and convertible preferred stock, all of which are anti-dilutive in 1998 and 1999.

(9) Related Party Transaction

    During the three months ended September 30, the Company entered into an agreement with NTT Communications, a wholly owned subsidiary of Nippon Telegraph and Telephone Company ("NTT") under which NTT Communications and other affiliates of NTT will provide the Company's Web hosting products to customers in Japan. Under this agreement, NTT Communications received a license to install and use the Company's proprietary web hosting software and operating systems from NTT's data center in Japan. NTT Communications paid an initial license fee of $1.3 million upon execution of the agreement. Additional fees are payable over the term of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW

    Our Company was founded in March 1996. Since then, we have rapidly established a global presence by acquiring, and growing Internet service providers with a business customer focus. We are the world-wide leader in hosting domain-based Web sites and a leading provider of high speed connectivity, and enhanced services such as electronic commerce and virtual private networks based on secure Internet communications link, to small and medium sized businesses. As of September 30, 1999 we served approximately 290,000 customer accounts, including over 300,000 hosted Web sites, and had total revenue of approximately $185.4 million for the nine months ended September 30, 1999.

    Between March 1996 and May 1997, we raised private common equity and preferred stock totaling approximately $100.0 million from a variety of sources, primarily venture capital funds. This funding was used to invest in and acquire Internet service providers, to fund operations and to start building a national infrastructure including a national network, network operations center, billing, customer care and financial reporting systems. In September 1997 and March 1998 we raised additional funds totaling $325.0 million by issuing senior notes to institutional investors. This additional funding, together with the issuance of preferred stock and granting of options, was used to continue our acquisition and investment strategy, to acquire the remaining equity interests not already owned by us in substantially all of the entities in which we made investments prior to our initial public offering, and to repurchase $50.0 million of the 1997 Notes.

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

    Since inception, we have completed over 50 acquisitions, all using the purchase method of accounting. As a result, we have recorded significant amounts of goodwill, which totaled $619.9 million, gross, at September 30, 1999. We have undertaken to consolidate the ownership and management of the acquired operations into nationally managed functional areas, such as sales, marketing, customer care, network and finance. In addition, we are deploying systems for sales force automation, operations, customer support, accounting and other back-office functions in order to be more efficient. Although we have incurred and continue to incur significant costs in these efforts, we expect to realize substantial long term cost savings as a result. We have incurred net losses since we were formed. For the period from inception to December 31, 1996, the years ended December 31, 1997 and 1998 and the nine months ended September 30, 1999, we reported net losses of $(5.1) million, $(46.3) million, $(122.0) million and $(137.5) million, respectively.

RESULTS OF OPERATIONS

    The following table presents operating data, as a percentage of total revenue, for the three and nine months ended September 30, 1998 and 1999. This information is from our Condensed Consolidated Financial Statements included in this Form 10-Q. This information should be read in conjunction with the Financial Statements and Notes thereto:


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                         -----------------------------      ---------------------------
                                                             1998             1999             1998             1999
                                                        -----------       -----------      ----------      -----------
Revenue:
  Internet connectivity............................           61%              45%               64%             48%
  Enhanced services and other......................           39%              55%               36%             52%
          Total revenue............................          100%             100%              100%            100%
Costs and expenses:
  Cost of service..................................           44%              26%               45%             31%
  Sales and marketing..............................           32%              23%               28%             24%
  General and administrative.......................           75%              47%               73%             50%
  Depreciation and amortization....................           35%              43%               32%             41%
          Total costs and expenses.................          186%             139%              178%            146%
          Loss from operations.....................          (86%)            (39%)             (78%)           (46%)
Other income (expense):
  Interest income..................................           12%               8%               11%              8%
  Interest expense and other.......................          (25%)            (30%)             (27%)           (33%)
          Loss before extraordinary item...........          (99%)            (61%)             (94%)           (72%)
Extraordinary item--loss related to debt repurchase           --               --               (12%)            --
          Net loss.................................          (99%)            (61%)            (106%)           (72%)
Return on convertible preferred stock .............           --               (7%)             --               (2%)
          Net loss attributable to common
            shareholders...........................          (99%)            (68%)            (106%)           (74%)

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

Other enhanced services include:

o   e-commerce;

o virtual private networks permitting our customers to engage in private and secure Internet communication with their employees, vendors, customers and suppliers;

o   security services;

o leased space and support services in specialized facilities for customers that wish to place their own equipment and software in our secure, controlled facilities;

o   consulting; and,

o   the sales of equipment and customer circuits.

    Revenue for all products is recognized as the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and amortized monthly as services are rendered.

    In 1997 and 1998, connectivity services generated approximately two-thirds of total revenue. In 1999 and beyond, revenue from Web hosting and other Internet enhanced value services is expected to represent 50% or more of total revenue. The increase in revenue from Web hosting and other enhanced value Internet services is primarily the result of acquisitions we made beginning at the end of 1997 and through 1999 (including Hiway and digitalNATION) that have been concentrated in these businesses. We have experienced some seasonality in our internal revenue growth, with the period of higher growth being the fall and winter. Verio's focus is on services that generate recurring revenue from small and mid-sized business customers. Revenue from business customers currently represents approximately 90% of revenue, and approximately 85% of revenue is recurring. No single customer represents more than 2% of revenue.

Three months ended September 30, 1998 compared to the three months ended September 30, 1999

    Total revenue increased 102% from $33.8 million for the three months ended September 30, 1998 to $68.3 million for the three months ended September 30, 1999. Acquisitions completed after September 30, 1998 and internal growth both contributed significantly to this increase.

Nine months ended September 30, 1998 compared to the nine months ended September 30, 1999

    Total revenue increased 122% from $83.5 million for the nine months ended September 30, 1998 to $185.4 million for the nine months ended September 30, 1999. Acquisitions completed after September 30, 1998 and internal growth both contributed significantly to this increase.

Cost of Service

    Cost of service consists primarily of local telecommunications expense and Internet access expense. Local telecommunications expense is primarily the cost of transporting data between Verio's local points of presence and a national point of presence. Internet access expense is the cost that we pay to lease fiber capacity that we use to carry our customers' data between national points of presence on the Internet. Most of the Internet businesses and operations we have acquired were party to various local telecommunications and Internet access contracts with third parties when we acquired them. We are in the process of converting that traffic carried by third parties to our own network. On September 30, 1999, the Company entered into a 20-year capacity agreement with Qwest to acquire fiber capacity on Qwest's fiber optic network for $57.7 million to be paid by December 31, 1999. This payment will be depreciated over the life of the agreement and will significantly reduce our future data communications and operations costs. In March 1998, we had signed a 15 year Capacity Agreement with Qwest Communications Corporation in order to fix and reduce the per-unit costs we incur to lease fiber. On September 30, 1999, the Capacity Agreement was renegotiated to a 5-year commitment. During the three months ended September 30, 1999 a credit relating to the previous agreement with Qwest of approximately $2.7 million was recognized in operations. While we will continue to use a variety of fiber providers for our national network, we expect to use the Qwest network for the majority of our fiber requirements.

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

Three months ended September 30, 1998 compared to the three months ended September 30, 1999

    Cost of service increased $2.9 million, or 19%, from $15.1 million for the three months ended September 30, 1998 to $18.0 million for the three months ended September 30, 1999, primarily due to acquisitions. However, as a percentage of revenue, cost of service decreased from 44% for the three months ended September 30, 1998 to 26% for the three months ended September 30, 1999 due primarily to the advantages of carrying traffic on our own network compared to using third party transit providers.

Nine months ended September 30, 1998 compared to the nine months ended September 30, 1999

    Cost of service increased $19.6 million, or 52%, from $37.9 million for the nine months ended September 30, 1998 to $57.6 million for the nine months ended September 30, 1999, primarily due to acquisitions. However, as a percentage of revenue, cost of service decreased from 45% for the nine months ended September 30, 1998 to 31% for the nine months ended September 30, 1999 due in part to the reduction of per unit costs to acquire fiber and the Qwest credit of $2.7 million.

Sales and Marketing Expense

    Sales and marketing expense consists primarily of salaries, commissions and advertising.

Three months ended September 30, 1998 compared to the three months ended September 30, 1999

    Sales and marketing expense increased $4.8 million from $10.7 million for the quarter ended September 30, 1998 to $15.5 million for the three months ended September 30, 1999 due to increases in the number of sales and marketing personnel and increased bookings. However, as a percent of revenue, sales and marketing expense decreased from 32% for the three months ended September 30, 1998 to 23% for the three months ended September 30, 1999 due to steadily growing revenues.

Nine months ended September 30, 1998 compared to the nine months ended September 30, 1999

    Sales and marketing expense increased $22.1 million from $22.9 million for the nine months ended September 30, 1998 to $45.0 million for the nine months ended September 30, 1999 due to increases in the number of direct sales representatives, indirect channel managers and marketing personnel and increased national brand advertising. However, as a percent of revenue, sales and marketing expense decreased from 28% for the nine months ended September 30, 1998 to 24% for the nine months ended September 30, 1999

General and Administrative Expense

    General and administrative expense consists primarily of salaries and related benefits, and includes the expenses of general management, engineering, customer care, accounting, billing, rent and utilities.

    In 1998 Verio incurred significant one-time expenses in connection with the operational consolidation and integration of its acquisitions. These expenses included approximately $1.9 million primarily related to severance costs in connection with the elimination of approximately 250 positions which are no longer necessary due to the efficiencies of the national services. These terminations have begun and will continue into the fourth quarter of 1999. The remaining liability for unpaid severance costs totaled approximately $0.5 million at September 30, 1999 which is expected to approximate actual costs incurred.

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

Three months ended September 30, 1998 compared to the three months ended September 30, 1999

    General and administrative expense increased $6.6 million, from $25.4 million for the three months ended September 30, 1998 to $32.0 million for the three months ended September 30, 1999, primarily due to acquisitions. However, as a percentage of revenue, general and administrative expense decreased from 75% to 47%, which was the result of efficiencies being realized by integrating the operations of numerous acquisitions and lower general and administrative costs required to support enhanced services.

Nine months ended September 30, 1998 compared to the nine months ended September 30, 1999

    General and administrative expense increased $30.8 million, from $61.1 million for the nine months ended September 30, 1998 to $91.9 million for the nine months ended September 30, 1999, primarily due to acquisitions. However, as a percentage of revenue, general and administrative expense decreased from 73% to 50%, which was the result of efficiencies being realized by integrating the operations of numerous acquisitions and lower general and administrative costs required to support enhanced services.

Depreciation and Amortization

    Depreciation is provided over the estimated useful lives of assets ranging from 3 to 5 years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a ten-year period. Debt issuance costs are amortized over the life of the debt. Other intangibles consist primarily of the costs associated with customer acquisitions and non-compete agreements and are amortized over a three-year period or the life of the agreement. The Qwest fiber lease agreement will be depreciated over the life of the 20-year agreement. Additional acquisitions and investments are expected to cause depreciation and goodwill amortization to increase significantly in the future.

Other Expenses

Three months ended September 30, 1998 compared to the three months ended September 30, 1999

    Interest expense and other increased from $8.7 million for the three months ended September 30, 1998 to $20.5 million for the three months ended September 30, 1999, primarily due to the issuance of the November 1998 Notes. Interest income increased from $4.2 million for the three months ended September 30, 1998 to $5.3 million for the three months ended September 30, 1999 due to increased cash balances resulting from the debt and equity offerings. See "-- Liquidity and Capital Resources."

Nine months ended September 30, 1998 compared to the nine months ended September 30, 1999

    Interest expense and other increased from $22.9 million for the nine months ended September 30, 1998 to $61.7 million for the nine months ended September 30, 1999, primarily due to the issuance of the March 1998 Notes and the November 1998 Notes. Interest income increased from $9.4 million for the nine months ended September 30, 1998 to $14.3 million for the nine months ended September 30, 1999 due to increased cash balances resulting from these debt offerings and the equity offering relating to Verio's initial public offering and issuance of preferred stock. See "-- Liquidity and Capital Resources."

    During the nine months ended September 30, 1998, an extraordinary loss of $10.1 million was recorded in connection with the refinancing of $50.0 million of the 1997 Notes. See "-- Liquidity and Capital Resources."

CASH FLOW ANALYSIS

    Nine months Ended September 30, 1998 and 1999

    Acquisitions, and the issuance of the March 1998 Notes, the November 1998 Notes and the issuance of the convertible preferred stock explain the most significant changes in cash balances and cash flows. The acquisition of Hiway in January 1999 and digitalNATION in July 1999 resulted in an aggregate cash outflow of approximately $276.0 million, and also caused amortization to increase approximately $20.2 million between the two periods. The issuance of $175.0 million of 10-3/8% debt in March 1998, $400.0 million of 11-1/4% debt in November 1998 and $347.6 million net proceeds from the issuance of convertible preferred stock caused cash balances to increase significantly. Cash paid for interest was $43.2 million for the nine months ended September 30, 1999, compared to $10.4 million for the nine months ended September 30, 1998. We also paid $17.5 million in cash to AOL related to a three-year strategic marketing agreement and customer acquisition that we entered into during the nine months ended September 30, 1999. The extraordinary charge in the nine months ended September 30, 1998 relates to the repurchase of $50.0 million of the 1997 Notes. Cash flows used by operations as a percentage of revenue improved from (43%) to (29%) from the nine months ended September 30, 1998 to the nine months ended September 30, 1999. Cash provided by working capital was $12.5 million for the nine months ended September 30, 1998 compared to $1.1 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Our business strategy has required and is expected to continue to require substantial capital to fund acquisitions and investments, capital expenditures, and operating losses.

    In 1996, we raised approximately $78.1 million from the sale of preferred stock and approximately $1.1 million from the sale of common stock. In 1997, we raised approximately $20.0 million from the sale of preferred stock, and issued
1.4 million shares of preferred stock in connection with an acquisition.

    On June 24, 1997, we completed the placement of $150.0 million principal amount of the 1997 Notes and attached warrants. One hundred and fifty thousand units were issued, each consisting of $1,000 principal amount of notes and eight warrants. The 1997 Notes mature on September 15, 2004 and interest, at the annual rate of 13-1/2%, is payable semi-annually in arrears on September 15 and December 15 of each year. Each warrant entitles the holder thereof to purchase
3.52 shares of Verio's common stock at a price of $.005 per share, for a total of 4,224,960 shares. The warrants and the 1997 Notes were separated on December 15, 1997. Concurrent with the completion of the sale of the 1997 Notes, we were required to deposit funds into an escrow account in an amount that together with interest is sufficient to fund the first five interest payments. The final interest payment is due on December 15, 1999. The 1997 Notes are redeemable at our option commencing September 15, 2002. The 1997 Notes are senior unsecured obligations ranking equally in right of payment with all existing and future unsecured and senior indebtedness.

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

    At various times during the first four months of 1998, we issued 3.1 million additional shares of Series D-1 preferred stock in connection with the purchases of substantially all the remaining unowned interests in our subsidiaries and affiliates.

    In July 1999, Verio replaced its earlier $70.0 million revolving credit facility with a new $100.0 million revolving credit facility with a group of commercial lending institutions. This facility is secured by substantially all of the stock of our subsidiaries and by the Qwest capacity agreement. The credit facility requires no payments of principal until its maturity on September 30, 2002. The terms of the credit facility provide for borrowings at a margin of 2% above the London Interbank Offered Rate. There is a commitment fee of 1/2 of 1% per annum on the undrawn amount of the credit facility. We have made no borrowings under the credit facility.

    The credit facility contains a number of other restrictions, including limitations on our ability to:

o   engage in businesses other than the Internet service business;

o   place liens on our assets; and

o   pay cash dividends.

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

    In May 1998, we completed our initial public offering, selling an aggregate of 11,470,000 million shares of common stock, including the partial exercise of the over-allotment option by the initial purchasers in the initial public offering, for net proceeds of approximately $120.8 million, after deducting underwriting discounts, commissions and expenses. Concurrently with our initial public offering, we completed the sale of 8,987,754 million shares of common stock to an affiliate of Nippon Telegraph and Telephone Corporation for net proceeds of approximately $100.0 million.

    On November 25, 1998, we sold $400.0 million principal amount of the November 1998 Notes, for net proceeds of approximately $389.0 million. Interest at the annual rate of 11-1/4%, is payable semi-annually in arrears on September 1 and December 1 of each year, commencing September 1, 1999. We have the option of redeeming the November 1998 Notes starting from December 1, 2003.

    The 1997 Notes, the March 1998 Notes and the November 1998 Notes contain terms, other than the rate of interest, that are substantially similar. The terms of the indentures governing these Notes impose significant limitations on our ability to incur additional indebtedness unless we have issued additional equity, or if our Consolidated Pro Forma Interest Coverage Ratio, as defined in the indentures, is greater than or equal to 1.8 to 1.0 prior to September 30, 1999, or 2.5 to 1.0 on or after that date, and if the ratio of our total debt to earnings before interest, taxes, depreciation and amortization is not higher than 6:1.

    The indentures contain a number of other restrictions, including, among others, limitations on our ability to:

o engage or make investments in businesses other than the Internet service business;

o   place liens on or dispose of our assets; and

o   pay cash dividends.

    If a change of control with respect to Verio occurs, we are required to make an offer to purchase all the Notes then outstanding at a price equal to 101% of the respective principal amount of the notes, plus accrued and unpaid interest. We are in compliance with the provisions of all of our debt agreements.

    In July 1999, we issued 7.2 million shares of 6.75% Series A Convertible Preferred Stock, with a liquidation preference $50.00 per share, for approximate net proceeds of $347.6 million. The shares of preferred stock are convertible to shares of common stock at a conversion price of $48.2813 per share. The convertible preferred stock may be redeemed at a redemption premium of 102.0% of the liquidation preference, plus accumulated and unpaid dividends on or after August 1, 2001, but prior to August 1, 2002, if the trading price of our common stock equals or exceeds $72.4219 per share for a specified period. In addition to the payments described above, holders will receive a payment equal to the present value of the dividends that would thereafter have been payable on the convertible preferred stock through and including August 1, 2002. Except as described below, we may not redeem the convertible preferred stock prior to August 1, 2002. Beginning on August 1, 2002, we may redeem the convertible preferred stock initially at a redemption premium of 103.8571% of the liquidation preference and thereafter at prices declining to 100.0% on or after August 1, 2006, plus, in each case, all accumulated and unpaid dividends. Verio may effect any redemption, in whole or in part, by delivering cash, shares of our common stock or a combination thereof. At the closing of this offering, the initial purchasers of the convertible preferred stock deposited approximately $24.3 million into an account from which quarterly cash payments will be made, or which may be used, at Verio's option, to purchase shares of our common stock from us for delivery to holders in lieu of cash payments. The deposit account will expire an August 1, 2000 unless it is earlier terminated and is reflected in restricted cash. Subsequent to August 1, 2000, dividends will accrue on a cumulative basis at 6.75% per annum.

    As of September 30, 1999, we had approximately $526.1 million in cash and cash equivalents and short-term investments (including $33.1 million of restricted cash). Our business plan currently anticipates investments of approximately $140.0 million over the next 12 months for capital expenditures, acquisitions, operating losses and working capital.

    Our Company is highly leveraged and has significant debt service requirements. At September 30, 1999 our long-term liabilities were $694.2 million, and the annual interest expense associated with the 1997 Notes, March 1998 Notes and November 1998 Notes is approximately $76.7 million. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

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

THE YEAR 2000 ISSUE

    We are aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The commonly referred to Year 2000 or Y2K issue results from the fact that many computer programs and systems were developed without considering the possible impact of a change in the century designation that will occur on January 1, 2000. As a result, these programs and systems use only two digits instead of four to identify the year in the date field. Systems that do not properly recognize this date could generate wrong data, calculate erroneous results, or fail if the issue remains uncorrected. The Year 2000 problem is pervasive and complex, as virtually every company's computer operations potentially could be affected in some way.

    We have identified two main areas of potential Y2K risk in our business:

    o Our internal systems or embedded chips could be disrupted or fail, which could negative impact our services and productivity.

    o Computer systems or embedded technology of third parties, such as our suppliers, vendors, customers, landlords, telecommunication service providers, outsource providers, and others could be disrupted or fail, and thereby adversely affect our operations.

    To help ensure that our network operations and services to our customers are not interrupted due to the Y2K problem, we established a Y2K assessment team that was responsible for overseeing the assessment of our equipment and systems for Y2K compliance. This team meets regularly, and developed and implemented our overall Y2K assessment and remediation plan. In the fourth quarter of 1998, we conducted a systems assessment of our national systems in Denver, Colorado, Dallas, Texas and regional networks, as well as systems in our eastern operating region, including both information technology systems and non-information technology systems such as hardware containing embedded technology, for year 2000 compliance. Because the network systems in our other operating regions employ substantially similar technologies, we considered the outcome of this initial assessment to be generally reflective of our entire operation. No significant potential Y2K issues were identified in this process. With the information gained from that initial assessment, we undertook our company-wide year 2000 compliance program, including a complete inventory, assessment and testing of potentially impacted systems, and the development and roll-out of plans to implement, test and complete any necessary modifications to our key systems and equipment to ensure that they are Y2K compliant. Prior to our acquisition of Hiway, Hiway hired its own outside consultants to evaluate their systems for year 2000 compliance. This evaluation disclosed some potential, although non-material, Y2K issues in Hiway's internally developed provisioning systems. Based on the results of this earlier evaluation, we undertook remediation activities that were completed in the second quarter of 1999. Additional remediated systems were implemented in the Hiway web hosting systems during the third quarter of 1999.

    As of September 1999, Verio had assessed the compliance status of all potentially affected systems and equipment identified from the inventory phase of our Y2K compliance effort, throughout our operations. Compliance status was checked against third party information sources including public statements made by hardware and software vendors, correspondence directly with such vendors, and compilations of compliance information published by other parties. Verio did not independently verify compliance of such hardware and software components utilized within our service, or independently verify the contents of the republications. Based on compliance information found, all operating units of Verio have completed Year 2000 upgrade plans for nearly all items in their respective inventories of hardware and software components in the Verio network. In conjunction with such assessment, we are implementing remedial actions, including code level remediation, system upgrades or complete system replacement of non-compliant items.

    In connection with our efforts to integrate the operations of the various companies we have acquired, many of the internal business operating systems that were previously employed by those acquired entities are being replaced with new, scalable, national systems. As we evaluate new systems for purchase, we have assessed and confirmed their year 2000 compliance. Verio has migrated business operations of acquired companies to national services on year 2000 compliant systems for finance, billing, customer operations and network management. In addition, Verio has been consolidating legacy systems in order to provide consistent provisioning of services; and centralized domain name services, mail, authentication and news. We have obtained Year 2000 compliance statements from our hardware and software vendors, informing us that these systems are comprised of the latest commercial hardware and software components and are year 2000 compliant. All of these systems are currently operational and have been subjected to extensive operational testing within the Verio network, the migration of customers from the historic systems to these new platforms is currently underway. Migrations of domain name service and news are expected to be 100% complete by the end of 1999. Migrations to mail and authentication systems are expected to be approximately 50% complete by the end of 1999. We continue to evaluation the historic systems that are not planned to be migrated in 1999 for year 2000 compliance issues, but we do not expect any potential Y2K impact of those legacy systems that remain in use at the end of 1999 to be material.

     We performed a complete end-to-end service-level test in the first week of October to evaluate the overall Y2K compliance of our network and systems. The goal of this test was to ensure continuity of customer services across elements exclusively under Verio operational control. This test included a representative sampling of all major hardware and software components that provide direct service to our customers such as web hosting, the Verio national backbone, and several different types of Internet connectivity including ISDN, point-to-point and frame relay. Various routers and other network components were used to simulate our regional networks and customer premises equipment. We also included our national network monitoring software and hardware. The test did not include underlying telecommunications infrastructure components over which Verio does not exercise control. No customer-affecting Year 2000 issues were uncovered in this test. We will continue to perform tests on all upgrades to our systems as appropriate throughout the fourth quarter. In addition, we will continue to test locally developed software and systems in order to verify vendor compliance statements.

    Our Y2K team is also developing contingency plans to deal with any potential problems that may occur in our network or services as a result of the Y2K probems. These plans will be stored centrally for use by the Verio customer service organization to allow for a timely, well-organized response to any unforeseen Year 2000 problems anywhere within the Verio organization. Although we do not expect any major problems during the Year 2000 rollover period, we will have a dedicated command center staff on duty at our Network Operations Center to quickly respond to Year 2000 issues should any arise. We believe that, as a result of our detailed assessment and remediation efforts, the Y2K issue will not pose significant operational problems for us. However, if Y2K compliance problems have not been discovered, or if requisite modifications or remediation have not made undertaken or made, it is possible that the Y2K problem could have a material impact on our operations. We cannot currently estimate the magnitude of such a possible impact.

    We continue to survey, among others, critical vendors, suppliers, customers and financial institutions for Year 2000 compliance. We have evaluatied the Year 2000 preparedness of our telecommunications providers, on which we rely for the network services crucial to our business. In order to reduce potential adverse impacts, we maintain diverse providers for such network services. However, failure of any one provider may have a material impact on Verio's operations. Our survey of our third party suppliers indicates they many of them are still working on their own Year 2000 compliance issues. We are heavily dependent upon the veracity of their testing and statements of compliance as we cannot replicate and independently test the services supplied to us. Though most of these suppliers indicate that their critical systems and technology are Year 2000 ready, at this time we cannot estimate the effect, if any, that non-compliant systems supplied by these entities could have on us. It is possible that the impact on us could be material if one or more of these systems are not Y2K compliant by the end of the year. We continue to work with each of these suppliers to obtain the latest information on their compliance status to assist us in evaluating and developing contingency plans. If any of our material third party suppliers or vendors are not Y2K ready and their non-compliance causes a material disruption to any of their respective businesses or services, our business, operations and/or services could be materially and adversely affected.

         The most significant risks that the Y2K issues could present to us include, without limiation, disruption, delay or cessation of operations. For example, in the event of a widespread telecommunications failure (which we believe is our most reasonably likely worst case Y2K scenario), the entire Internet performance could potentially be affected due to its very nature as a collection of interconnected networks. A number of individual customers may suffer from complete outages of services, though we believe that most Internet services would likely continue to operate, although possibly at a reduced performance level. Other potential adverse Y2K scenarios include the failure or impairment of software that is provided by a third party and incorporated in one of our service platforms as a result of a Y2K problem. In that case, the particular service that the software supports could likewise become inoperable or perform incorrectly. Further, in the event that third-party-supplied equipment (including customer premise equipment) contains non-Y2K-compliant technology, the systems, operations or services supported by that equipment also could fail or be interrupted. Other potential disruptions could include the failure of a material third party's business, a financial institution's inability to transfer and receive funds, the interruption in delivery of key supplies from vendors, a loss of power to our facilities, and other interruptions in the normal course of our operations. In the event that a failure does occur within one of these elements, our services could suffer degradation or complete failure without warning or remedy, resulting in substantial potential expense.

    Our expenditures to date in our Year 2000 program efforts has been immaterial, and is estimated to remain under $1 million in the aggregate. These costs include equipment, consulting fees, software and hardware upgrades, testing, and remediation in connection with our Year 2000 program office evaluation, test, contingency planning and vendor evaluation efforts. This sum does not include an allocated overhead amount for the work of the internal Y2K team, as the time spent by these people is not separately tracked, but if it were that amount likewise would not be material. It is possible that the costs associated with our Y2K efforts could increase if it is determined that additional resources are required or if important operational or systems equipment must yet be remediated or replaced. The total cost of our Y2K compliance program is funded through cash on hand and we are expecting these costs, as appropriate. While the financial impact of making all required systems changes or other remediation efforts cannot be known precisely, it is not expected to be material to our financial position, results of operations, or cash flows. We have not cancelled any principal information technology projects as a result of our Y2K efforts, although we have rescheduled and reprioritized some internal tasks in order to accommodate this effort.

    While we believe that we are adequately addressing the Y2K issue, we cannot assure you that our Y2K compliance effort will prevent every potential interruption or failure, or that the cost and liabilities associated with the Y2K issue will not materially adversely impact our business, prospects, revenues, or financial position.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is party to various legal proceedings that have arisen in the ordinary course of our business, none of which is material.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 17, 1999, the Company's Board of Directors authorized a two-for-one stock split of the Company's common stock, which was effected in the form of a stock dividend for stockholders of record at the close of business on August 3, 1999, with a dividend payment date of August 20, 1999 (the "Stock Split").

    On July 20, 1999, the Company completed a Rule 144A private placement of 7,200,000 shares of its 6.75% Series A Convertible Preferred Stock (the "Series A Preferred"), with a liquidation preference of $50.00 per share. The Series A Preferred are senior to the Company's common stock with respect to dividends and upon liquidation, dissolution or winding up. The shares of Series A Preferred were sold to Salomon Smith Barney Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc. and First Union Capital Markets Corp., all acting as initial purchasers. The total offering price was $360.0 million and the net proceeds of the offering were approximately $324 million, after subtracting approximately $11.7 million for the initial purchasers' discounts and approximately $24.3 million which the initial purchasers deposited into a deposit account. Quarterly cash payments may be made from the deposit account or such funds may be used to purchase shares of common stock from the Company for delivery to holders in lieu of cash payments. Prior to the Stock Split, shares of Series A Preferred were convertible into shares of common stock at a conversion price of $96.5625 per share. However, as a result of the Stock Split, the conversion price for shares of Series A Preferred was adjusted downward such that shares of Series A Preferred are presently convertible into shares of common stock at a conversion price of $48.2813 per share. The Series A Preferred are subject to provisional and optional redemption provisions. Pursuant to the provisional redemption provision, the Series A Preferred may be redeemed at a redemption price of 102.0% of the liquidation preference, plus accumulated and unpaid dividends on or after August 1, 2001, or earlier if the trading price of the Company's common stock equals or exceeds $144.8438 per share for a specified period. In addition to the payments described above, holders will receive an additional payment equal to the present value of the dividends that would thereafter have been payable on the Series A Preferred through and including August 1, 2002. Pursuant to the optional redemption provision, the Company may redeem the Series A Preferred beginning on August 1, 2002 at a redemption price of 103.8571% of the liquidation preference, and thereafter at prices declining to 100.0% on and after August 1, 2006, plus, in each case, all accumulated and unpaid dividends. The Company may effect any redemption, in whole or in part, by delivering cash, shares of its common stock or a combination thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

         Stockholders who wish to present proposals for inclusion in the Company's proxy materials in connection with the 2000 Annual Meeting of Stockholders must submit such proposals in writing to the Secretary of the Company at 8005 South Chester Street, Suite 200, Englewood, Colorado 80112 not later than February 18, 2000. In addition, any stockholder proposal submitted with respect to the Company's 2000 Annual Meeting of Stockholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and 14a-5 if written notice thereof is received by the Company less than 30 or more than 60 days prior to the meeting; provided, that, to be considered timely, in the event that less than 40 days notice or prior public disclosure of the date of the meeting is given or made to the stockholders, proposals must be received not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting was mailed or publicly disclosed.

                                  RISK FACTORS

         The Company (or "Verio") is a leading provider of Internet connectivity, Web hosting and other enhanced Internet services to small and medium sized businesses. From time to time the Company may report through its press releases and/or Securities and Exchange Commission filings certain matters that would be characterized as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are beyond management's control. This report contains statements which constitute forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this report, including the information set forth below, identifies certain important factors that could cause such differences. The following factors supplement, and, to the extent provided herein, amend and restate, the other business and risk factors disclosed in the Company's annual report on Form 10-K filed with the SEC on March 31, 1999.

WE HAVE A HISTORY OF LOSSES AND LIMITED OPERATING AND FINANCIAL DATA

         We have incurred net losses since our inception in March 1996. For the period from inception to December 31, 1996, we had a loss of $(5.1) million, and for the years ended December 31, 1997 and 1998, and the nine months ended September 30, 1999, we had losses of $(46.1) million, $(122.0) million and $(137.5) million, respectively. Because we have a relatively short operating history, there is little operating and financial data about us, which makes an evaluation of our business operations and prospects more difficult. We have experienced annual growth in revenue from approximately $2.4 million from the period of our inception to December 31, 1996; to approximately $35.7 million in 1997; approximately $120.7 million in 1998; and approximately $185.4 million for the nine months ended September 30, 1999.

WE EXPECT CONTINUING LOSSES AND CANNOT ASSURE YOU THAT WE WILL BECOME PROFITABLE

         We expect to continue to operate at a net loss in the near term as we continue to use significant amounts of cash for our acquisition and integration efforts, build out our national network operations, expand and enhance our product and service offerings, and further establish our brand name recognition. The extent to which we experience negative cash flow will depend upon a number of factors, including the following:

         o the number and size of any additional acquisitions and investments;

         o the expense and time required to integrate prior and future acquired operations;

         o    the time and effort required to capture operating efficiencies;

         o    our ability to generate increased revenues;

         o the amount of our expenditures at the corporate and national level; and

         o    potential regulatory developments that may affect our operations.

         In order to achieve profitability, Verio must develop and market products and services that gain broad commercial acceptance. We cannot assure you that our products and services will ever achieve broad commercial acceptance or that we will achieve profitability. Although we have experienced significant growth in revenues on an annual basis, this growth rate is not necessarily indicative of future operating results. We cannot assure you that we will achieve or sustain positive operating cash flow or generate net income in the future.

WE HAVE SUBSTANTIAL LIABILITIES WHICH MAY IMPACT OUR FUTURE OPERATIONS AND AFFECT OUR ABILITY TO MEET OUR DEBT OBLIGATIONS

         We have substantial amounts of outstanding debt and other liabilities. At September 30, 1999, our total long-term liabilities were approximately $694.2 million, representing 59%] of our total capitalization. In addition, we have a $100 million revolving credit facility from a group of financial institutions. We have not drawn any funds under this credit facility.

         High levels of debt have had and could have several important effects on our future operations. Some of these consequences include the following:

         o A substantial portion of our cash flow from operations must be used to pay interest on our debt and will not be available for other business purposes. Of the $54.4 million cash flow used by our operations for the nine months ended September 30, 1999, $43.2 million, or approximately 79%, was used to pay interest on our debt. Of this amount, 16% was used for interest on the $100.0 million outstanding principal amount of 13 1/2% Senior Notes due 2004 -- which we refer to as the 1997 Notes; 21% was used for interest on the $175.0 million outstanding principal amount of 10 3/8% Senior Notes due 2005 -- which we refer to as the March 1998 Notes; 54% was used for interest on the $400.0 million outstanding principal amount of 11 1/4% Senior Notes due 2008 which we refer to as the November 1998 Notes; and, 9% was used for interest on capital leases and other obligations. Interest on our debt continues to be a significant use of cash.

         o Covenants imposed under certain of our financing agreements limit our ability to pursue our business strategy, borrow additional funds to grow our business, acquire and dispose of assets, and make capital expenditures and may otherwise restrict our operations and growth.

         Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, regulatory and other factors. In addition, we may need to incur additional indebtedness in the future. Many of these factors are beyond our control. We believe that our existing current assets combined with working capital from our operations, our existing credit facility, capital lease financings and proceeds of future equity or debt financings will be adequate to meet our existing financial obligations. We cannot assure you, however, that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet these obligations or to service our total debt. In particular, our cash flow may not be sufficient to pay:

         o $13.5 million in annual interest on the 1997 Notes (interest on these notes is paid from an escrow account until June 2000);

         o    $18.2 million in annual interest on the March 1998 Notes;

         o $45.0 million in annual interest on the $400.0 million outstanding principal amount of 11 1/4% Senior Notes due 2008;

         o up to $24.3 million in annual dividends we may pay on our convertible preferred stock, plus any additional dividends owed thereon depending on certain contingencies, beginning in November 2000; or

         o any debt obligations we may incur under the credit facility, if drawn upon.

WE ARE SUBJECT TO RESTRICTIVE COVENANTS THAT LIMIT OUR FLEXIBILITY

         Our $100.0 million bank credit facility may only be used if we meet certain financial tests. Our credit facility and other debt instruments contain customary covenants limiting our flexibility, including covenants limiting our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, make capital expenditures and enter into transactions with affiliates. Such covenants may make it difficult for us to pursue our business strategies. Failure to comply with the terms of the credit facility would entitle the secured lenders to foreclose on certain of our assets, including the capital stock of our subsidiaries and our capacity agreement with Qwest. The secured lenders would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of Verio's capital stock. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS

         We have never declared or paid cash dividends on our common stock and have no intention of doing so in the foreseeable future. In addition, although we have the option of paying dividends in cash, our ability to pay cash dividends is substantially restricted under various covenants and conditions contained in our debt instruments. In any event, under Delaware law we are permitted to pay dividends on our capital stock only out of our surplus, or if we have no surplus, out of our net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. Surplus is defined as the excess of a company's total assets over the sum of its total liabilities and convertible preferred stock plus the par value of its outstanding capital stock. At September 30, 1999, we had a stockholders' equity of approximately $492.3 million. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our stockholders' equity. For the nine months ended September 30, 1999, we had a net loss attributable to common stockholders of $137.5 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

OUR EARNINGS HAVE BEEN INSUFFICIENT TO PAY OUR COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

         Our earnings could not pay our combined fixed charges and preferred stock dividends during these periods by the amounts set forth in the table below, although our combined fixed charges and preferred stock dividends included substantial non-cash charges for depreciation, amortization and non-cash interest expense on some of our debt:

                                                                      EARNINGS          NON-CASH
                                                                     DEFICIENCY          CHARGES
                                                                     ----------         --------
                                                                           (IN THOUSANDS)
Period from inception to December 31, 1996..................          $  (5,825)         $    784
Fiscal year ended December 31, 1997.........................          $ (48,253)         $ 11,468
Fiscal year ended December 31, 1998.........................          $(112,423)         $ 48,516
Nine months ended September 30, 1999........................          $(137,537)         $94,779


         We anticipate that earnings will be insufficient to cover our combined fixed charges and preferred stock dividends for the next several years. In order for us to meet our debt obligations, we will need to substantially improve our operating results. We cannot assure you that our operating results will be of sufficient magnitude to enable us to meet our debt and preferred stock obligations. In the absence of such operating results, we could face substantial liquidity problems and may be required to raise additional financing through the issuance of debt or equity securities. We cannot assure you, however, that we would be successful in raising such financing on acceptable terms or otherwise.

THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK ARE VOLATILE

         The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of technology and telecommunications companies. These broad market fluctuations may materially adversely affect the market price of our common stock in future. Such variations may be the result of changes in our business, operations or prospects, announcements of technological innovations and new products by competitors, new contractual relationships with strategic partners by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, regulatory considerations and domestic and international market and economic conditions.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW EQUITY OFFERINGS

         No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability for future sale of shares of common stock or securities convertible into or exercisable for our common stock will have on the market price of common stock prevailing from time to time. Sale, or the availability for sale, of substantial amounts of common stock by existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants or the conversion of our convertible preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION AND COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

         Our certificate of incorporation and bylaws, certain provisions of Delaware law and the certificate of designation governing the convertible preferred stock may make it difficult in some respects to effect a change in control of Verio and replace incumbent management. In addition, Nippon Telegraph and Telephone Corporation has the right to designate a member of our board of directors and is subject to certain standstill and other limitations on its ability to make further acquisitions of our stock that could delay, defer or prevent a change of control. The existence of these provisions may collectively have a negative impact on the price of the common stock, may discourage third-party bidders from making a bid for Verio, or may reduce any premiums paid to stockholders for their common stock. In addition, the board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of Verio without action by our stockholders.

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS THAT WE WILL NEED TO REMAIN
COMPETITIVE

         Verio depends on a number of different financing sources to fund its growth and continued losses from operations. However, we cannot assure you that we will be able to raise such funds on favorable terms or at all. In the event that we are unable to obtain such additional funds on acceptable terms or otherwise, we may be unable or determine not to take advantage of new opportunities or take other actions that otherwise might be important to our operations.

         We expect to make significant capital expenditures in order to maintain our competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. In addition to our continuing acquisition efforts, we currently expect that our significant capital expenditures will include the following:

         o    network equipment;

         o    network operating and data centers;

         o    network monitoring equipment;

         o    information technology systems; and

         o    customer support systems.

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

OUR OPERATING RESULTS FLUCTUATE DUE TO A VARIETY OF FACTORS AND ARE NOT A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE

         Our operating results have fluctuated in the past and may fluctuate significantly in the future, depending upon a variety of factors, including the incurrence of capital costs and the introduction of new products and services. Additional factors that may contribute to variability of operating results include:

         o    the pricing and mix of services we offer;

         o    our customer retention rate;

         o changes in pricing policies and product offerings by our competitors;

         o    growth in demand for network and Internet access services;

         o one-time costs associated with acquisitions and regional consolidation; and

         o    general telecommunications services' performance and availability.

         We also have experienced seasonal variation in Internet use. Accordingly, our revenue streams may fluctuate. In response to competitive pressures, we may take certain pricing or marketing actions that could have a material adverse effect on our business, financial condition and results of operations. Therefore, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and cannot be relied upon as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

OUR SUCCESS IS HIGHLY DEPENDENT ON THE GROWTH OF OUR EXISTING INTERNET ACCESS AND WEB HOSTING CORE SERVICES, AND ON OUR ABILITY TO EXPAND OUR SERVICE OFFERINGS AND DISTRIBUTION CHANNELS

         While we continue to pursue acquisitions both in the U.S. and internationally, our success is highly dependent on the growth of our existing Internet access and Web hosting core service platforms. We expect to drive this internal growth by expanding and enhancing our product service base with additional enhanced value Internet service capabilities and by establishing further distribution capabilities. We may develop these further product and distribution capabilities internally, but we primarily plan to form strategic relationships with various vendors and distribution partners. Accordingly, it will be important that we either develop these capabilities internally or identify suitable potential product and service vendors and distributors with whom we are able to complete agreements on acceptable terms. We expect that competition for strategic relationships with key vendors and potential distributors could be significant, and that we may have to compete with other companies with greater financial and other resources to obtain these important relationships. We cannot assure you that we will be able to identify suitable partnering candidates or be able to complete agreements on acceptable terms with these parties. Once implemented, we cannot assure you that any additional service capabilities that we launch will achieve general commercial acceptance or generate significant revenue, or that any particular distribution channels will prove to be effective.

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY INTEGRATE THE OPERATIONS WE HAVE ACQUIRED AND MAY ACQUIRE IN THE FUTURE

         A key element of our business strategy is to grow through acquisitions, and our success depends in large part on our ability to integrate the operations and management of the independent Internet operations we have acquired and those we may acquire in the future. To integrate our newly acquired Internet operations successfully, we must:

         o    install and standardize adequate operational and control systems;

         o    deploy standard equipment and telecommunications facilities;

         o employ qualified personnel to provide technical and marketing support in new as well as existing locations;

         o eliminate redundancies in overlapping network systems and personnel;

         o incorporate acquired technology and products into our existing service offerings;

         o    implement and maintain uniform standards, procedures and policies;

         o standardize marketing and sales efforts under the common Verio brand; and

         o continue the expansion of our managerial, operational, technical and financial resources.

         The process of consolidating and integrating acquired operations takes a significant period of time, places a significant strain on our managerial, operating and financial resources, and could prove to be even more expensive and time-consuming than we have predicted. We may increase expenditures in order to accelerate the integration and consolidation process with the goal of achieving longer-term cost savings and improved profitability.

         The key integration challenges we face in connection with our acquisitions include:

         o the acquired operations, facilities, equipment, service offerings, networks, technologies, brand names, and sales, marketing and service development efforts may not be effectively integrated with our existing operations;

         o anticipated cost savings and operational benefits may not be realized;

         o in the course of integrating an acquired operation, we may discover facts or circumstances that we did not know at the time of the acquisition that adversely impact our business or operations, or make the integration more difficult or expensive;

         o integration efforts may divert our resources from our existing business;

         o standards, controls, procedures and policies may not be maintained;

         o employees who are key to the acquired operations may choose to leave; and

         o    we may experience unforeseen delays and expenses.

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

         We have recorded all business acquisitions under the purchase method of accounting. With the acquisition, on January 5, 1999, of Best Internet Communications, Inc. (d/b/a Hiway Technologies, Inc.), which we refer to as Hiway, we recorded gross goodwill totaling approximately $240.5 million, which is being amortized over a ten-year period from the acquisition date. On July 13, 1999, we acquired all of the outstanding stock of Computer Services Group, Inc. (which does business as digitalNATION) for $100.0 million in cash, which is being amortized over a 10 year period from the acquisition date. We cannot assure you of the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

THE FINANCIAL INFORMATION CONCERNING BUSINESSES WE ACQUIRE MAY BE INACCURATE

         Many of the Internet businesses we have acquired did not have audited financial statements, and this may be true for subsequent acquisitions as well. These companies have had varying degrees of internal controls and detailed financial information. Therefore, the financial information included in this report or incorporated by reference includes financial information concerning certain recently completed acquisitions for which audited financial statements may not be available. Our subsequent audits of these recently acquired companies may reveal significant issues with respect to revenues, expenses and liabilities, contingent or otherwise, of any of these providers.

OUR RAPID GROWTH PUTS A SIGNIFICANT STRAIN ON OUR RESOURCES

         As a result of our acquisition strategy, we have been growing rapidly and expect to continue to grow rapidly. This rapid growth has placed, and is likely to continue to place, a significant strain on our managerial, operating, financial and other resources, including our ability to ensure customer satisfaction. For example, as our customer base grows, and the need for high capacity Internet data transmission capability expands, we will need to acquire substantial network capacity to support their needs. Our expansion efforts also require significant time commitments from our senior management and place a strain on their ability to manage our existing business. We also may be required to manage multiple relationships with third parties as we expand our enhanced value service offerings, including Web hosting. Our future performance will depend, in part, upon our ability to manage this growth effectively. To that end, we will have to undertake the following improvements, among others:

         o    implement additional management information systems capabilities;

         o further develop our operating, administrative and financial and accounting systems and controls;

         o improve coordination between our engineering, accounting, finance, marketing and operations; and

         o    hire and train additional personnel.

WE DEPEND UPON THIRD-PARTY CHANNEL PARTNERS FOR SALES OF OUR PRODUCTS AND
SERVICES

         We depend on third-party channel partners to stimulate demand for our products and services both where we do not have a direct sales force and as an alternative means for generating sales to customers. These channel partners include computer and telecommunications resellers, Internet companies, value-added resellers, original equipment manufacturers, systems integrators, Web designers and advertising agencies. Many of our channel partner distribution relationships involve untested or novel modes of distributing our products and services, and not all of these channel partners have been successful in meeting our objectives for generating additional sales of our products and services. If we fail to gain commercial acceptance in certain markets, channel partners may discontinue their relationships with us or we may fail to achieve a return on our investment in certain channel partner distribution arrangements. Conflicts may develop between our direct sales force efforts and those of our channel partners as well as among different channel partners. The loss of channel partners, the failure of such parties to perform under agreements with us, or the inability to attract other channel partners with the expertise and industry experience required to market our products and services could adversely affect us. Furthermore, sales through channel partners are usually at discounted rates or may require us to incur additional sales and marketing expenses. Therefore, the resulting revenues and gross margins will be less than if we had sold the same services directly.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

         We provide Web hosting services to customers in over 170 countries. For the year ended December 31, 1998, and for the nine months ended September 30, 1999, we estimate that approximately 10% of our total revenues were from international operations. We expect to continue to expand in these and other international markets. The rate of development and adoption of the Internet has been slower outside the U.S., and the cost of transmitting data over the Internet outside the U.S. has been higher, which may adversely affect our ability to expand operations, and may increase our costs of operations internationally. We cannot assure you that acceptance of the Internet or demand for Internet access, Web hosting and other enhanced value Internet services will increase significantly in any international markets.

         We may need to enter into joint ventures or other outsourcing agreements with third parties, acquire complementary businesses or operations, or establish or maintain new operations outside the U.S. in order to conduct our foreign operations successfully. However, we cannot assure you that we will be able to obtain the permits and operating licenses required to operate, to hire and train employees or to market, sell and deliver high quality services in these markets. In addition, certain risks inherent in doing business on an international level include:

         o unexpected changes in or delays resulting from regulatory requirements, tariffs, customs, duties and other trade barriers;

         o    difficulties in staffing and managing foreign operations;

         o longer payment cycles and problems in collecting accounts receivable;

         o political instability, expropriation, nationalization, war, insurrection and other political risks;

         o fluctuations in currency exchange rates and foreign exchange controls which restrict or prohibit repatriation of funds;

         o    technology export and import restrictions or prohibitions;

         o    employment laws and practices in foreign countries;

         o    delays from customs brokers or government agencies;

         o    differences in technology standards;

         o seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

         o    potentially adverse tax consequences.

         We cannot assure you that these factors will not have an adverse effect on our future international operations. In addition, changes in existing foreign laws or administrative practice relating to taxation, foreign exchange, regulatory or other matters could adversely affect us. For example, the European Union recently enacted its own privacy regulations. Future decisions, laws, regulations and other activities regarding regulation and content liability may significantly affect our business. Certain foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the U.S. This could adversely affect our investment in international operations such as WWW - Service Online - Dienstleistungen GmbH.

         Effective January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro, and adopted the euro as their common legal currency. We have not commenced any assessment of the effects or potential impact that the euro conversion would have on us.

WE FACE A HIGH LEVEL OF COMPETITION IN THE INTERNET SERVICES INDUSTRY

         The tremendous growth and potential market size of the Internet access market and the absence of substantial barriers to entry have attracted many new start-ups as well as existing businesses from the telecommunications, cable and technology industries. As a result, the market for Internet access and related services is extremely competitive. Verio anticipates that competition will continue to intensify as the use of the Internet grows. Current and prospective competitors include:

         o    national, regional and local Internet service providers;

         o global, national and regional long distance and local exchange telecommunications companies;

         o    cable television companies;

         o    direct broadcast satellite and wireless communications providers;

         o    on-line service providers; and

         o Web hosting providers, and providers of other enhanced value Internet services.

         Verio believes that the following are the primary competitive factors in this market:

         o a secure and reliable national network with sufficient capacity, quality of service and scalability to support continued growth;

         o a knowledgeable and effective sales force, and broad and effective distribution channels;

         o knowledgeable and capable technical support personnel, and prompt and efficient customer care services;

         o    Internet system engineering and other technical expertise;

         o    competitive prices;

         o    timely introductions of new products and services;

         o    sufficient financial resources; and

         o    a recognized and trusted brand name.

         Many of our competitors have significantly greater market presence, brand recognition, and financial, technical, network capacity and personnel resources than we do. All of the major long distance companies, also known as interexchange carriers, offer Internet access services and compete with us. The recent sweeping reforms in the federal regulation of the telecommunications industry have created greater opportunities for local exchange carriers, including the regional bell operating companies, to enter the Internet access market. In order to address the Internet access requirements of the current business customers of long distance and local carriers, many carriers are integrating horizontally through acquisitions of or joint ventures with Internet service providers, or by wholesale purchase of Internet access from Internet service providers. In addition, many of the major cable companies and other alternative service providers -- such as those companies utilizing wireless terrestrial and satellite-based service technologies -- have announced their plans to offer Internet access and related services. Accordingly, we expect that we will experience increased competition from traditional and emerging telecommunications providers. Many of these companies, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also have large existing commercial customer bases. Furthermore, they may have the ability to bundle Internet access with basic local and long distance telecommunications services. This bundling of services may have an adverse effect on our ability to compete effectively with them and may result in pricing pressure on us that would adversely affect our business, financial condition and results of operations.

         The recent deployment and further planned deployment of broadband services or high capacity data transmission capabilities by cable and telephone companies through new technologies such as cable modems and various digital subscriber lines also creates further competitive pressure on Verio's business. While these providers initially targeted the residential consumer, more recently a number of digital subscriber lines providers also have announced their intent to offer services to our target business market. This may significantly affect the pricing of our Internet access service offerings. Although we offer for sale digital subscriber line services to business customers in a large number of markets, there are numerous providers of digital subscriber lines competing with these product offerings, and several providers have launched their services in conjunction with Internet service providers, allowing those providers to offer Internet access over digital subscriber lines circuits. These circuits, which provide higher speed and lower latency Internet connections than a standard dialup phone connection, compete with our dedicated connectivity offerings.

         As we continue to expand internationally, we will encounter new competitors. In some cases, we will be forced to compete with and buy services from government-owned or subsidized telecommunications providers. Some of these providers may enjoy a monopoly on telecommunications services essential to our business. We cannot assure you that we will be able to purchase these services at a reasonable price or at all. In addition to the risks associated with our local competitors, foreign competitors may pose an even greater risk, as they may possess a better understanding of their local markets and better working relationships with local infrastructure providers and others. We cannot assure you that we can obtain similar levels of local knowledge. Failure to obtain that knowledge and those relationships could place us at a significant competitive disadvantage.

WE DEPEND UPON OUR NETWORK INFRASTRUCTURE

         Our success depends upon our ability to implement and expand our national network infrastructure and support services at an acceptable cost. This may require us to enter into additional agreements with providers of infrastructure capacity and equipment and support services. We cannot assure you that any of these agreements can be obtained on satisfactory terms and conditions. We also anticipate that future expansions and adaptations of our network infrastructure may be necessary in order to respond to growth in the number of customers served, increased demands to transmit larger amounts of data and changes to our customers' product and service requirements. This will require substantial financial, operational and managerial resources. We cannot assure you that we will be able to expand or adapt our network infrastructure to meet the industry's evolving standards or our customers' growing demands and changing requirements on a timely or cost-effective basis, or at all. Also, we may not be able to deploy successfully any expanded and adapted network infrastructure.

OUR NETWORK SYSTEM COULD FAIL, WHICH COULD NEGATIVELY IMPACT OUR REVENUES

         Our success depends upon our ability to deliver reliable, high-speed access to the Internet and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our network, and other networks providing services to us, are vulnerable to damage or cessation of operations from fires, earthquakes, severe storms, power losses, telecommunications failures and similar events, particularly if the events occur within a high-traffic location of the network. We have designed our network to minimize the risk of such system failure, for instance, with redundant circuits among point of presence facilities to allow traffic rerouting. In addition, we perform lab and field testing before integrating new and emerging technology into the network, and we engage in capacity planning. Nonetheless, we cannot assure you that we will not experience failures or shutdowns relating to individual point of presence facilities or even catastrophic failure of the entire network.

         While historically we have not, as a general matter, offered our customers a service-level warranty, our customers are increasingly requiring that we provide a standard service-level warranty for our services. Many of our competitors have begun to do so. As a result, in order to remain competitive, we now expect to implement a standard policy under which we offer such a warranty to our customers. To the extent that we provide such a service-level warranty in the future, we could experience a material decline in our revenues in connection with any significant system downtime experienced by our customers or other material changes associated with such warranty coverage. In addition, certain of the companies we acquired did offer various warranties under their customer contracts. For example, Hiway historically has offered its customers a service-level warranty, under which Hiway commits that a customer's Web site will be available at least 99.9% of the time in each calendar month for as long as the customer is using the services. If uptime falls below this level in any month, the customer is entitled to certain service credits for that month. By acquiring Hiway, we inherited these warranty obligations.

         We carry business personal property insurance at both scheduled locations and unscheduled locations, with a blanket property limit of $10.0 million per location, and business interruption insurance with a blanket limit of $2.0 million per location. This insurance may not be adequate or available to compensate us. In addition, we generally attempt to limit our liability to customers by contractually disclaiming liability or limiting liability to a usage credit based upon the amount of time that the system was down. We cannot assure you, however, that such limitations of liability will be enforceable. In any event, significant or prolonged system failures or shutdowns could damage our reputation and cause us to lose our customers.

ALTHOUGH WE HAVE IMPLEMENTED NETWORK SECURITY MEASURES, OUR NETWORK MAY EXPERIENCE SECURITY BREACHES

         We have implemented certain network security measures, such as limiting physical and network access to our routers. Nonetheless, we cannot assure you that our network infrastructure will not be vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. Furthermore, such incidents could deter potential customers and adversely affect existing customer relationships.

         Security problems represent an ongoing threat to public and private data networks. Attacks upon the security of Internet sites and infrastructure continue to be reported to organizations such as the CERT Coordination Center at Carnegie Mellon University, which facilitates responses of the Internet community to computer security events. Addressing problems caused by computer viruses or break-ins or other problems caused by third parties could have a material adverse effect on us, and the cost of eliminating these security breaches could be prohibitively expensive.

WE MAY BE LIABLE TO CUSTOMERS FOR SECURITY BREACHES

         The security services that we offer in connection with our customers' networks cannot ensure complete protection from computer viruses, break-ins and other disruptive problems. Inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of our customers. Although we attempt to limit contractually our liability in such instances, the occurrence of these problems may result in claims against us or liability on our part.

Such claims, regardless of their ultimate outcome, could result in costly litigation and adversely affect our business or reputation or our ability to attract and retain customers. Moreover, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry and our customer base and revenues.

OUR COSTS WILL INCREASE IF WE FAIL TO MAINTAIN OUR PEERING RELATIONSHIPS

         The establishment and maintenance of peering relationships with other Internet service providers are necessary in order to exchange traffic with other Internet service providers without paying transit costs. The basis on which the large national Internet service providers make peering available or impose settlement charges is evolving. Recently, companies that previously offered peering have cut back or eliminated peering relationships and are establishing new, more restrictive criteria for peering, requiring substantial data transmission volume and broad national scale. Global network capabilities also may become a requirement. We may have to comply with increasing peering requirements in order to maintain our peering relationships. Failure to maintain peering relationships or establish new ones, if necessary, will increase our operating expenses.

WE DEPEND ON THE INTERNET AND INTERNET INFRASTRUCTURE DEVELOPMENT

         Our products and services are targeted toward users of the Internet, which has experienced rapid growth. Critical issues concerning the commercial use of the Internet remain unresolved and may impact the growth of Internet use, especially in our target business market. Despite growing interest in the many commercial uses of the Internet, many businesses have been deterred from purchasing Internet access services for a number of reasons, including:

         o    inconsistent quality of service;

         o    lack of availability of cost-effective, high-speed options;

         o    a limited number of local access points for corporate users;

         o    inability to integrate business applications on the Internet;

         o the need to deal with multiple and frequently incompatible vendors;

         o inadequate protection of the confidentiality of stored data and information moving across the Internet; and

         o    a lack of tools to simplify Internet access and use.

         In particular, numerous published reports have indicated that a perceived lack of security of commercial data, such as credit card numbers, has significantly impeded commercial use of the Internet to date. There can be no assurance that encryption or other technologies will be developed that satisfactorily address these security concerns. Published reports have also indicated that capacity constraints caused by growth in the use of the Internet may, unless resolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. The adoption of the Internet for commerce and communication, particularly by those individuals and enterprises which have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. If the market for Internet access services fails to develop, develops more slowly than expected, or becomes saturated with competitors, or if Internet access and services are not broadly accepted, our business, financial condition and results of operations will be materially adversely affected. In addition, the rate of development and adoption of the Internet has been slower outside the United States, and the cost of transmitting data over the Internet has been higher. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

WE MUST KEEP UP WITH TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS

         The market for Internet access and related services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product and service introductions. Our future success will depend, in part, on our ability to effectively use leading technologies, to continue to develop our technical expertise, to enhance our current services, to develop new products and services that meet changing customer needs, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. We cannot assure you that we will be successful in accomplishing these tasks or that such new technologies or enhancements will achieve market acceptance. We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products and architectures offered by various vendors. We cannot assure you that we will be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards. In addition, we cannot assure you that services or technologies developed by others will not render our services or technology uncompetitive or obsolete. For example, our services rely on the continued widespread commercial use of transmission control protocol/Internet protocol. Alternative open and proprietary protocol standards that compete with transmission control protocol/Internet protocol, including proprietary protocols developed by IBM and Novell, Inc., have been or are being developed. The failure of the market for business-related Internet solutions to continue to develop would adversely impact our business, financial condition and results of operations.

WE FACE POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED THROUGH OUR NETWORK

         The law relating to liability of Internet service providers for information carried on or disseminated through their networks is not completely settled. A number of lawsuits have sought to impose such liability for defamatory speech and infringement of copyrighted materials. The U.S. Supreme Court has let stand a lower court ruling which held that an Internet service provider was protected from liability for material posted on its system by a provision of the Communications Decency Act. However, the findings in that case may not be applicable in other circumstances. Other courts have held that on-line service providers and Internet service providers may, under certain circumstances, be subject to damages for copying or distributing copyrighted materials. Certain provisions of the Communications Decency Act, which imposed criminal penalties for using an interactive computer service for transmitting obscene or indecent communications, have been found unconstitutional by the U.S. Supreme Court. However, on October 21, 1998, federal legislation was enacted that requires limitations on access to pornography and other material deemed "harmful to minors" within the meaning contained in the legislation. This legislation has been successfully attacked in the U.S. district court as a violation of the First Amendment. We are unable to predict the outcome of this case on appeal. In addition, other federal legislation addressing issues relating to Internet content and liability has been proposed. The imposition upon Internet service providers or Web server hosts of potential liability for materials carried on or disseminated through their systems could require us to implement measures to reduce our exposure to such liability. These measures may require that we spend substantial resources or discontinue certain product or service offerings. Any of these actions could have a material adverse effect on our business, financial condition and results of operations.

         The law relating to the regulation and liability of Internet access providers in relation to information carried or disseminated also is developing in other countries. For example, the European Union has enacted its own data privacy regulations, and Australia has imposed new obligations on Internet service providers to block access to certain types of content. Decisions, laws, regulations and other activities regarding regulation and content liability may significantly affect the development and profitability of companies offering on-line and Internet access services.

         We carry an errors and omissions insurance policy. This insurance may not be adequate or available to compensate us for all liability that may be imposed.

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION

         Although we are not currently subject to direct government regulation other than regulations applicable to businesses generally, changes in the regulatory environment relating to the Internet connectivity market could affect our pricing. For example, regulations at the Federal Communications Commission require discounted Internet connectivity rates for schools and libraries. Due to the increasingly widespread use of the Internet, it is possible that additional laws and regulations may be adopted. There is pending before the Federal Trade Commission a Notice of Proposed Rulemaking to prohibit unfair and deceptive acts and practices in connection with the collection and use of personal information from and about children on the Internet. As a result of this rulemaking, additional requirements may be imposed on Web site operations relating to use, dissemination and collection of personal information. Additional laws and regulations could cover issues such as content, user pricing, privacy, libel, intellectual property protection and infringement, and technology export and other controls. We may be subject to similar or other laws and regulations in non-U.S. jurisdictions.

         Moreover, the Federal Communications Commission continues to review its regulatory position on the usage of the basic network and communications facilities by Internet service providers. Although in an April 1998 report the Federal Communications Commission determined that Internet service providers should not be treated as telecommunications carriers and therefore not regulated, it is expected that future Internet service provider regulatory status will continue to be uncertain. Indeed, in that report, the Federal Communications Commission concluded that certain services offered over the Internet, such as phone-to-phone Internet protocol telephony, may be functionally indistinguishable from traditional telecommunications service offerings and their non-regulated status may have to be re-examined.

         Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from regional bell operating companies or other telecommunications companies, could adversely affect us. Although the Federal Communications Commission has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by the reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through the Federal Communications Commission and state regulatory agencies. Such rules, if adopted, are likely to have a greater impact on consumer-oriented Internet access providers than on business-oriented Internet service providers such as Verio. Nonetheless, the imposition of access charges would affect our costs of serving dialup customers and could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND UPON SUPPLIERS, WHO ARE OFTEN OUR COMPETITORS, AND HAVE LIMITED SOURCES OF SUPPLY FOR CERTAIN PRODUCTS AND SERVICES

         We rely on other companies to supply certain key products and services that we resell and certain components of our network infrastructure. The products and services that we resell, and certain components that we require for our network, are available only from limited sources. For example, we currently rely primarily on Cisco Systems to supply routers critical to our network. We could be adversely affected if routers from Cisco were to become unavailable on commercially reasonable terms. Qwest, Sprint, MCI WorldCom and MFS, who sell products and services that compete with ours, also are our primary providers of data communications facilities and network capacity. Northpoint Communications and Covad Communications provide us with digital subscriber line services for resale to our customers. We also are dependent upon local exchange carriers, which often are our competitors, to provide telecommunications services and lease physical space to us for routers, modems and other equipment. From time to time we experience delays in the delivery and installation of telecommunications services, which can lead to the loss of existing or potential customers or delays in generating revenues from sales to customers. We cannot assure you that, on an ongoing basis, we will be able to obtain third-party products and services cost-effectively and on the scale and within the time frames we require, or at all. Failure to obtain or to continue to make use of such third-party products and services would have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON KEY PERSONNEL AND COULD BE AFFECTED BY THE LOSS OF THEIR SERVICES BECAUSE OF THE LIMITED NUMBER OF QUALIFIED PEOPLE IN OUR INDUSTRY

         Competition for qualified employees and personnel in the Internet services industry is intense and there are a limited number of people with knowledge of and experience in the Internet service industry. The process of locating personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, technical, marketing and sales personnel and upon the continued contributions of such people. We cannot assure you that we will be successful in attracting and retaining qualified executives and personnel. In addition, our employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel or our failure to attract additional qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY YEAR 2000 ISSUES

         We are aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The commonly referred to Year 2000 or Y2K issue results from the fact that many computer programs and systems were developed without considering the possible impact of a change in the century designation that will occur on January 1, 2000. As a result, these programs and systems use only two digits instead of four to identify the year in the date field. Systems that do not properly recognize this date could generate wrong data, calculate erroneous results, or fail if the issue remains uncorrected. The Year 2000 problem is pervasive and complex, as virtually every company's computer operations potentially could be affected in some way.

         We have identified two main areas of potential Y2K risk in our business:

         o Our internal systems or embedded chips could be disrupted or fail, which could negative impact our services and productivity.

         o Computer systems or embedded technology of third parties, such as our suppliers, vendors, customers, landlords, telecommunication service providers, outsource providers, and others could be disrupted or fail, and thereby adversely affect our operations.

    To help ensure that our network operations and services to our customers are not interrupted due to the Y2K problem, we established a Y2K assessment team that was responsible for overseeing the assessment of our equipment and systems for Y2K compliance. This team meets regularly, and developed and implemented our overall Y2K assessment and remediation plan. In the fourth quarter of 1998, we conducted a systems assessment of our national systems in Denver, Colorado, Dallas, Texas and regional networks, as well as systems in our eastern operating region, including both information technology systems and non-information technology systems such as hardware containing embedded technology, for year 2000 compliance. Because the network systems in our other operating regions employ substantially similar technologies, we considered the outcome of this initial assessment to be generally reflective of our entire operation. No significant potential Y2K issues were identified in this process. With the information gained from that initial assessment, we undertook our company-wide year 2000 compliance program, including a complete inventory, assessment and testing of potentially impacted systems, and the development and and roll-out of plans to implement, test and complete any necessary modifications to our key systems and equipment to ensure that they are Y2K compliant. Prior to our acquisition of Hiway, Hiway hired its own outside consultants to evaluate their systems for year 2000 compliance. This evaluation disclosed some potential, although non-material, Y2K issues in Hiway's internally developed provisioning systems. Based on the results of this earlier evaluation, we undertook remediation activities that were completed in the second quarter of 1999. Additional remediated systems were implemented in the Hiway web hosting systems during the third quarter of 1999.

    As of September 1999, Verio had assessed the compliance status of all potentially affected systems and equipment identified from the inventory phase of our Y2K compliance effort, throughout our operations. Compliance status was checked against third party information sources including public statements made by hardware and software vendors, correspondence directly with such vendors, and compilations of compliance information published by other parties. Verio did not independently verify compliance of such hardware and software components utilized within our service, or independently verify the contents of the republications. Based on compliance information found, all operating units of Verio have completed Year 2000 upgrade plans for nearly all items in their respective inventories of hardware and software components in the Verio network. In conjunction with such assessment, we are implementing remedial actions, including code level remediation, system upgrades or complete system replacement of non-compliant items.

    In connection with our efforts to integrate the operations of the various companies we have acquired, many of the internal business operating systems that were previously employed by those acquired entities are being replaced with new, scalable, national systems. As we evaluate new systems for purchase, we have assessed and confirmed their year 2000 compliance. Verio has migrated business operations of acquired companies to national services on year 2000 compliant systems for finance, billing, customer operations and network management. In addition, Verio has been consolidating legacy systems in order to provide consistent provisioning of services; and centralized domain name services, mail, authentication and news. We have obtained Year 2000 compliance statements from our hardware and software vendors, informing us that these systems are comprised of the latest commercial hardware and software components and are year 2000 compliant. All of these systems are currently operational and have been subjected to extensive operational testing within the Verio network, the migration of customers from the historic systems to these new platforms is currently underway. Migrations of domain name service and news are expected to be 100% complete by the end of 1999. Migrations to mail and authentication systems are expected to be approximately 50% complete by the end of 1999. We continue to evaluation the historic systems that are not planned to be migrated in 1999 for year 2000 compliance issues, but we do not expect any potential Y2K impact of those legacy systems that remain in use at the end of 1999 to be material.

     We performed a complete end-to-end service-level test in the first week of October to evaluate the overall Y2K compliance of our network and systems. The goal of this test was to ensure continuity of customer services across elements exclusively under Verio operational control. This test included a representative sampling of all major hardware and software components that provide direct service to our customers such as web hosting, the Verio national backbone, and several different types of Internet connectivity including ISDN, point-to-point and frame relay. Various routers and other network components were used to simulate our regional networks and customer premises equipment. We also included our national network monitoring software and hardware. The test did not include underlying telecommunications infrastructure components over which Verio does not exercise control. No customer-affecting Year 2000 issues were uncovered in this test. We will continue to perform tests on all upgrades to our systems as appropriate throughout the fourth quarter. In addition, we will continue to test locally developed software and systems in order to verify vendor compliance statements.

    Our Y2K team is also developing contingency plans to deal with any potential problems that may occur in our network or services as a result of the Y2K probems. These plans will be stored centrally for use by the Verio customer service organization to allow for a timely, well-organized response to any unforeseen Year 2000 problems anywhere within the Verio organization. Although we do not expect any major problems during the Year 2000 rollover period, we will have a dedicated command center staff on duty at our Network Operations Center to quickly respond to Year 2000 issues should any arise. We believe that, as a result of our detailed assessment and remediation efforts, the Y2K issue will not pose significant operational problems for us. However, if Y2K compliance problems have not been discovered, or if requisite modifications or remediation have not made undertaken or made, it is possible that the Y2K problem could have a material impact on our operations. We cannot currently estimate the magnitude of such a possible impact.

         We continue to survey, among others, critical vendors, suppliers, customers and financial institutions for Year 2000 compliance. We have evaluatied the Year 2000 preparedness of our telecommunications providers, on which we rely for the network services crucial to our business. In order to reduce potential adverse impacts, we maintain diverse providers for such network services. However, failure of any one provider may have a material impact on Verio's operations. Our survey of our third party suppliers indicates they many of them are still working on their own Year 2000 compliance issues. We are heavily dependent upon the veracity of their testing and statements of compliance as we cannot replicate and independently test the services supplied to us. Though most of these suppliers indicate that their critical systems and technology are Year 2000 ready, at this time we cannot estimate the effect, if any, that non-compliant systems supplied by these entities could have on us. It is possible that the impact on us could be material if one or more of these systems are not Y2K compliant by the end of the year. We continue to work with each of these suppliers to obtain the latest information on their compliance status to assist us in evaluating and developing contingency plans. If any of our material third party suppliers or vendors are not Y2K ready and their non-compliance causes a material disruption to any of their respective businesses or services, our business, operations and/or services could be materially and adversely affected.

         The most significant risks that the Y2K issues could present to us include, without limiation, disruption, delay or cessation of operations. For example, in the event of a widespread telecommunications failure (which we believe is our most reasonably likely worst case Y2K scenario), the entire Internet performance could potentially be affected due to its very nature as a collection of interconnected networks. A number of individual customers may suffer from complete outages of services, though we believe that most Internet services would likely continue to operate, although possibly at a reduced performance level. Other potential adverse Y2K scenarios include the failure or impairment of software that is provided by a third party and incorporated in one of our service platforms as a result of a Y2K problem. In that case, the particular service that the software supports could likewise become inoperable or perform incorrectly. Further, in the event that third-party-supplied equipment (including customer premise equipment) contains non-Y2K-compliant technology, the systems, operations or services supported by that equipment also could fail or be interrupted. Other potential disruptions could include the failure of a material third party's business, a financial institution's inability to transfer and receive funds, the interruption in delivery of key supplies from vendors, a loss of power to our facilities, and other interruptions in the normal course of our operations. In the event that a failure does occur within one of these elements, our services could suffer degradation or complete failure without warning or remedy, resulting in substantial potential expense.

         Our expenditures to date in our Year 2000 program efforts has been immaterial, and is estimated to remain under $1 million in the aggregate. These costs include equipment, consulting fees, software and hardware upgrades, testing, and remediation in connection with our Year 2000 program office evaluation, test, contingency planning and vendor evaluation efforts. This sum does not include an allocated overhead amount for the work of the internal Y2K team, as the time spent by these people is not separately tracked, but if it were that amount likewise would not be material. It is possible that the costs associated with our Y2K efforts could increase if it is determined that additional resources are required or if important operational or systems equipment must yet be remediated or replaced. The total cost of our Y2K compliance program is funded through cash on hand and we are expecting these costs, as appropriate. While the financial impact of making all required systems changes or other remediation efforts cannot be known precisely, it is not expected to be material to our financial position, results of operations, or cash flows. We have not cancelled any principal information technology projects as a result of our Y2K efforts, although we have rescheduled and reprioritized some internal tasks in order to accommodate this effort.

         While we believe that we are adequately addressing the Y2K issue, we cannot assure you that our Y2K compliance effort will prevent every potential interruption or failure, or that the cost and liabilities associated with the Y2K issue will not materially adversely impact our business, prospects, revenues, or financial position. ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         See attached exhibit index.

         (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VERIO INC.

Date:    November 12, 1999                  /s/ Peter B. Fritzinger
                                            ------------------------------------
                                                Peter B. Fritzinger
                                                Chief Financial Officer

Date:    November 12, 1999                  /s/ Carla Hamre Donelson
                                            ------------------------------------
                                                Carla Hamre Donelson
                                                Vice President, General Counsel
                                                and Secretary

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

27.1                  Financial Data Schedule (for SEC use only).