Form 10-K
period 1999-12-31
VERIO INC
filed 2000-03-24
CIK 1040956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 14, 2000 as reported on the Nasdaq National Market, was approximately $2,512,000,000 Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 14, 2000 the Registrant had outstanding 78,724,424 shares of Common Stock.
                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2000 are incorporated by reference into
   Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                   VERIO INC.

                                                                             PAGE NO.
                                                                             --------
PART I
Item 1.       Business....................................................       1
Item 2.       Properties..................................................      37
Item 3.       Legal Proceedings...........................................      38
Item 4.       Submission of Matters to a Vote of Security Holders.........      38
PART II
Item 5.       Market for Registrant's Common Equity and Related                 39
              Stockholder Matters.........................................
Item 6.       Selected Financial Data.....................................      40
Item 7.       Management's Discussion and Analysis of Financial Condition       42
              and Results of Operations...................................
Item 7A.      Quantitative and Qualitative Disclosures About Market             50
              Risk........................................................
Item 8.       Financial Statements and Supplementary Data.................      51
Item 9.       Changes in and Disagreements with Accountants on Accounting       51
              and Financial Disclosure....................................
PART III
Item 10.      Directors and Executive Officers of the Registrant..........      72
Item 11.      Executive Compensation......................................      72
Item 12.      Security Ownership of Certain Beneficial Owners and               72
              Management..................................................
Item 13.      Certain Relationships and Related Transactions..............      72
PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form      72
              8-K.........................................................
              Signatures..................................................      77
              Index to Consolidated Financial Statements and Schedule.....      78

                                     PART I

ITEM 1. BUSINESS.

     From time to time, Verio may report, through its press releases and/or Securities and Exchange Commission filings, certain matters that would be characterized as forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are beyond management's control. This report contains statements that constitute forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this report identifies certain important factors that could cause such differences, beginning on page 20 below and elsewhere in this report.

OVERVIEW

     Verio is the world's largest operator of Web sites for businesses and a leading provider of comprehensive Internet services with an emphasis on serving the small and medium sized business market. We offer customers a broad range of Internet solutions, including:

     - Telecommunication circuits -- permitting our customers to make connections to and transmit data over the Internet.

     - Web hosting services -- providing our customers with a presence on the Internet in the form of a Web site. We offer a complete suite of Web hosting services, including shared and dedicated server hosting for customers who prefer that we provide the server hardware, as well as co-location services where customers bring their own servers to a Verio data center.

     - Domain name registration -- providing a fast, on-line process for our customers to reserve their personalized Web address (such as www.yourcompany.com).

     - Electronic commerce services -- enabling our customers to conduct transactions with their customers and vendors over the Internet.

     - Application hosting services -- providing our customers with the functionality and features of business-focused software and database applications on a shared or rented basis via the Internet. These applications support and automate office systems and business processes, such as financial reporting, payroll, sales order entry, shipping, inventory management and customer service systems.

     - Secure Internet communication links -- permitting our customers to establish "virtual private networks" in order to engage in private and secure Internet communication with their employees, vendors, customers and suppliers.

     - Other enhanced value Internet services, such as automated Web site development tools and templates.

     We believe that small and medium sized businesses represent an attractive target market for the provision of Internet services because of this market's low current penetration levels and the expanding Internet needs of these businesses. Because of their limited internal technical resources and operating scale, small and medium sized businesses are increasingly looking to outsource Internet and information technology functions at a reasonable cost. They also typically seek suppliers of Internet services that can address a wide range of their Internet needs. We believe that these businesses currently are under-served by both the local and other national Internet service providers. While the other national Internet service providers typically lack the local presence to provide hands-on support, local Internet service providers often lack the requisite scale and resources to provide a full range of products and services at acceptable quality and pricing levels. We believe that we have a competitive advantage in serving small and medium sized business customers. We combine our technical expertise and hands-on support provided through our local sales and engineering personnel with a broad set of Internet solutions, the quality and economic efficiency of our national network, operational infrastructure and financial strength. Most significantly, the breadth of products and services that we offer allows our customers to look to us as their "one-stop" provider for all of their rapidly evolving Internet access and Web-dependent needs.

     Since our incorporation in March 1996, Verio has grown rapidly, establishing a global presence through the acquisition, integration and organic growth of over 50 local, regional, national and international providers of Internet connectivity, Web hosting and other enhanced value Internet products and services. We integrate the operations we acquire onto our national network and common administrative support services in order to capture economies of scale, derive operational efficiency and control, and improve the quality, consistency and scalability of our services. Currently, we provide Web hosting services to customers in over 170 countries and offer locally based sales and engineering support for our Internet services in 41 of the top 50 metropolitan statistical areas in the U.S.

     We are now the largest Web hosting company in the world based on the number of domain names -- such as yourcompany.com -- that we host. To drive continued growth, we have created a powerful global sales and marketing engine that includes:

     - direct sales through over 240 sales professionals;

     - online sales through our www.verio.com Web site;

     - telemarketing operations;

     - over 5,000 resellers and referral partners in the U.S. and over 170 other countries;

     - private label and co-branded distribution relationships with major telecommunications companies; and

     - preferential marketing agreements with leading Internet on-line companies.

As of December 31, 1999, Verio served over 300,000 customer accounts, hosting over 340,000 Web sites. For the three months ended December 31, 1999, we had revenues of approximately $73.0 million, over half of which was derived from our Web hosting and other enhanced value Internet services.

RECENT DEVELOPMENTS

     In January 2000, we announced our new $350 million capital budget for 2000 in connection with our plan to significantly expand our web hosting and co-location physical infrastructure, systems and personnel. Of that budgeted amount, approximately $300 million relates to the expansion of hosting operations, including $200 million for new and expanded hosting centers, $45 million for additional servers, and the balance for product development, software licenses, IT systems, a new Web operations control center, and leasehold improvements. Approximately $50 million has been budgeted for network equipment, systems and facilities to support the growth of our high speed access business. We expect that all of these expenditures will be funded with cash on hand.

     At the same time, we announced operational efforts underway to expand our European Web hosting business. Our already leading position in the European Web hosting business is comprised of more than 1,200 resellers, private label and co-branded Web hosting and e-commerce distribution agreements with large, European-based telecommunications companies, equity investments in Web hosting companies in the top four European commercial markets, and an exclusive marketing relationship with AOL UK, CompuServe and Netscape Online in the UK. Our expansion plans in Europe, which we expect will add approximately $20 million in operating costs in 2000, include adding more Powered by Verio and other distribution partners throughout the key European markets, acquiring hosting facilities, hiring additional local sales and technical support staff, increasing local brand recognition through marketing and advertising campaigns, and pursuing additional hosting acquisitions.

     In February 2000, we announced an agreement with Oracle that allows us to offer the Oracle8i(TM) database on a hosted, remote access basis to our customers. This new service will enable small and medium sized businesses to utilize the world's leading database and to access it via the Internet in a cost-effective and customizable manner, while easing in-house application implementation issues. We are working with Oracle to implement these new services, which we hope to make available in the third quarter of 2000. We plan to promote these application services, along with our Web hosting services, to Oracle's channel partners as well as our own resellers worldwide.

     In March 2000, we invested $30 million in Agilera.com, a subsidiary of CIBER, Inc., the largest publicly held enterprise software implementor. Agilera.com is a next generation application service provider that delivers customized e-business and enterprise solutions to emerging and middle-market companies. In connection with our investment, we entered into a commercial agreement with Agilera.com under which we will provide fundamental infrastructure to Agilera.com, including Internet connectivity through our Tier One network, as well as the servers, data center facilities and managed services necessary for it to offer its hosted applications.

BACKGROUND OF OUR BUSINESS

     Internet access, Web hosting, electronic commerce services and application hosting services are among the fastest growing segments of the telecommunications services market. The availability of Internet access, advancements in technologies required to navigate the Internet, and the proliferation of content and applications available over the Internet have attracted a rapidly growing number of Internet users.

     In order to capitalize on the power of the Internet, businesses must adopt one or both of the fundamental Internet service platforms: Internet access and an Internet Web site. Internet access provides a company with the telecommunications circuits necessary to allow a company to connect to the Internet, communicate with employees, customers and suppliers and other Internet users, transfer electronic mail, and access the wealth of information available over the Internet. A Web site provides a company with a corporate presence on the Internet and an ability to sell goods and services over the Internet. This computer-based site allows a company to post information about itself that is easily accessible to all Internet users. Businesses are increasingly adding a variety of enhanced services and applications to their basic Internet access and Web site platforms, in order to more fully capitalize on the power of the Internet. These services and applications allow them to more efficiently communicate company information, expand and enhance their distribution channels, increase productivity through back-office automation and reduce costs.

     Verio expects this trend to continue as enhanced value Internet services continue to be developed, improve and proliferate, and as Internet usage continues to expand. For example, once a company has basic Internet access, by then connecting each of the company's office locations and providing them with security tools, such as data encryption, the company can implement a secure Internet communication link permitting its employees, vendors, customers, and other designated individuals to engage in secure, private communications over the Internet. Further, by provisioning its Web site with enhanced application tools, the company can automate business processes such as sales order entry, shipping, inventory management and customer service from this site. When conducting electronic commerce over a Web site, a company typically will add security, shopping cart, and payment processing capabilities to its basic Web site.

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

     - These businesses have rapidly expanding Internet needs as they and their customers increasingly look to the Internet for information, as a standard mode of communication, and to conduct business in increasingly sophisticated and cost-effective ways.

     - These companies often look to an Internet service provider to fulfill these needs because they typically lack the technology expertise, information technology resources, capital, personnel, or ability to bear the time-to-market and operational risks required to install, maintain and monitor their own Web servers and Internet access.

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

     The Internet service provider market is segmented into large national or multinational providers, such as Verio, which typically are full service providers, and regional and local providers which generally offer a smaller range of services and products and lack the ability to meet all the needs of a business customer. Full service Internet providers also typically resell capacity on their network to regional and local providers who rely on the larger providers for Internet access. The largest full service providers, like Verio, have what are referred to as "Tier One" networks, which exchange Internet traffic on a cost-free basis at multiple public peering points known as network access points, as well as through private peering arrangements that provide a higher-quality inter-network exchange of data traffic. As the number of Internet service providers has grown, the requirements to operate as a Tier One network have increased, resulting in a higher barrier to achieving Tier One provider status.

OUR BUSINESS STRATEGY

     Our business strategy of combining national scale with local presence was specifically developed to serve the needs of the small and medium sized business market. In formulating its business strategy, Verio concluded that the large, national Internet service providers lacked the local presence to provide customized hands-on support, while the smaller, local Internet service providers did not have the requisite scale and resources to provide a full range of services at acceptable quality and pricing levels. We believe that Verio has a competitive advantage in serving these business customers because we have combined the technical expertise and hands-on support, provided through our local sales and engineering personnel, with the quality and economic efficiency of our national network, operational infrastructure and financial strength.

     Verio's goal is to be the premier, full-service provider of Internet services to small and medium sized businesses. The key elements of our strategy in accomplishing this goal are:

     - Build Scale, Market Presence and Service Offerings through Acquisitions and Strategic Relationships. We rapidly accumulated operational scale and scope, establishing ourselves as a leading provider of Internet solutions for businesses by acquiring and investing in local and regional Internet service providers and regional, national and global Web hosting companies, and forging strategic relationships with key product, service and distribution partners. As a result, we have one of the most extensive access and Web hosting product suites targeted at the small and medium sized business market and are now one of the largest providers of Internet services to this market based on the following current statistics:

      - We host more domain names than any other company in the world.

      - We are one of the largest providers of dedicated servers with over 2,000 servers hosted.

      - We host more than 10,000 e-commerce enabled Web sites.

      - We are one of the largest Web hosting companies in Europe.

      - We are one of the largest registrars of .com, .net and .org domain names.

      - We operate one of the Tier One Internet networks in the U.S.

      - We host over 1,000 databases on a shared, hosted application basis.

      We intend to continue to expand our market presence, focusing primarily on strengthening our Web hosting, e-commerce, application hosting and other enhanced value service capabilities through further acquisitions, investments and strategic relationships. In connection with certain key vendor, supplier, customer and distribution partner relationships, where we consider it particularly strategic or opportunistic and appropriate to do so, we have and may continue to make equity investments in these partners to establish or cement a key relationship, to obtain better terms, or to take advantage of appreciation opportunities.

     - Integrate Operations and Leverage National Infrastructure to Reduce Costs and Improve Quality. We continue to improve our efficiency, service reliability, quality and scalability by:

      - integrating the Internet operations we acquire onto core national service platforms for Internet access and Web hosting;

      - focusing regional operations on sales, distribution and customer support; and

      - leveraging a common set of national systems and support services.

      We integrate the regional networks we acquire and connect them to Verio's Tier One national backbone, support the entire network with network management and monitoring services from our network operations center, consolidate point of presence facilities, aggregate traffic on higher capacity, lower cost telecommunication circuits, consolidate engineering and network operations staffs, increase network redundancy and ensure consistency of network operations. Similarly, we integrate our Web hosting operations onto common national platforms with regional data centers connected to Verio's Tier One national backbone and monitored by Verio's Web and network operations centers. Through this integration, we capture economies of scale, drive operational efficiency, ensure operational control and improve the quality, consistency and scalability of our services. We have leveraged our scale to negotiate advantageous national volume purchasing agreements with key vendors such as Cisco Systems, Qwest Communications, Juniper Networks and Foundry.

     - Build Brand Recognition, Expand Distribution Channels and Leverage Local Support to Drive Growth. We believe that brand recognition is, and will continue to be, an important decision factor among small and medium sized businesses in choosing an Internet solutions provider. In conjunction with the integration of our acquired operations, we have re-branded our consolidated regional operations under the Verio name. We are building national Verio brand recognition by aggressively marketing our full range of services through a national advertising campaign using traditional media, on-line campaigns and trade shows, strategic co-marketing relationships and a coordinated public relations program. In March 1999, we entered into a strategic media relationship with America Online, Inc. in order to substantially expand Verio's national brand name recognition. Under this agreement, for a three-year period, Verio has acquired exclusive rights to market its Web hosting and business-focused electronic commerce services on America Online's four key on-line media properties in the U.S. In June 1999, we entered into a similar one-year agreement with AOL UK, under which we have exclusive marketing rights for our Web hosting, electronic commerce, and domain name registration services in the AOL UK and CompuServe UK services. This agreement has since been expanded to encompass the Netscape Online service in the UK as well. Recently, we launched our "Powered by Verio" distribution program under which major telecommunications carriers and other companies with a significant business customer base can offer Verio's Web hosting and electronic commerce services on a co-branded basis to their customers using the "Powered by Verio" logo. Internationally, we have executed such an agreement with NTT Communications, a wholly owned subsidiary of Nippon Telegraph and Telephone Corporation, under which the entire group of NTT affiliated companies can offer our Web hosting services in Japan, and with Infostrada for distribution of our Web hosting and electronic commerce services in Italy. In the U.S., we have entered into a similar agreement with Qwest Communications under which Verio is the preferred provider of shared hosting services to Qwest and will supply e-commerce solutions based on our hosting platform. In addition to the "Powered by Verio" distribution program, we also market our Internet access and Web hosting services through distribution relationships with major telecommunications carriers who offer Verio's services on a private-label basis to their customer base. We currently have over 240 direct sales professionals, over 350 local engineers and customer support technicians and over 5,000 resellers and referral partners. We expect to continue to expand this sales and distribution force and increase its effectiveness through national training, sales support, advertising and marketing programs. We also market our services nationally through direct mail, telemarketing and on-line marketing campaigns.

     - Develop and Offer Enhanced Value Products and Services to Increase Revenues. While basic Internet access and Web hosting constitute the predominant services offered by Verio today, small and medium sized businesses are increasingly looking for enhanced value products and services that allow them to further leverage the power of the Internet to expand markets, increase productivity and reduce costs. We believe that our large existing customer base and strong, balanced position in both the Internet access and Web hosting service platforms give us a competitive edge in offering high-margin, enhanced value Internet services and bundled packages to meet the evolving needs of our current and future customers. As a result, we believe that we will be able to derive increased revenue from these customers and increase profitability by selling an expanding array of enhanced value Internet services, as well as better performing Web sites and additional Internet data transmission capacity capabilities to support these services. Examples of these Web-based enhanced value Internet services include:

      - electronic commerce services;

      - hosted applications, providing office system and business process automation capabilities, such as remotely hosted e-mail databases, and software applications for accounting, inventory management and similar systems;

      - Web-based e-mail;

      - audio and video streaming applications;

      - automated Web site development tools and templates; and

      - redundant "hot" sites, which are multiple presence Web sites that are replicated and hosted across multiple national and international data centers.

     We currently offer high capacity data transmission digital subscriber line (commonly known as "DSL") circuits as an access option through relationships with DSL providers and plan to offer additional alternative Internet access options, as well as intranets and extranets incorporating both Internet access and Web-hosting capabilities. Intranets are intra-company networks that rely on Internet-based technologies to provide secure links among corporate offices and secure access to company data. Extranets expand the network to selected business partners through secured links on the Internet. We also offer enhanced value Internet security capabilities and professional consulting services to support a variety of methods or processes to handle our customers' unique Internet requirements. We expect to provide these further enhanced value Internet services through a combination of internal development and packaging, acquisitions and new relationships with other Internet hardware, software and service companies.

PRODUCTS AND SERVICES

     Verio currently offers a comprehensive range of business Internet services, including its core Internet access and Web hosting services, as well as a variety of related enhanced value products and services that enhance these core offerings. Verio offers a core suite of products and services nationally, with additional specific products offered in designated markets based on factors such as unique needs within a particular market and local telecommunications tariffs. As our customers' needs evolve, Verio intends to continue to develop a broad range of enhanced value products and services independently, through acquisition, and through strategic relationships with key vendors.

     Web Hosting Services. A Web site provides a company with a tangible identity and interactive presence on the Internet. This computer-based site allows a company to post information about itself that is easily accessible to all Internet users. Web sites are also the basis for providing electronic commerce, where a company can advertise and sell its products and services. Verio offers a comprehensive range of core Web site hosting products, as well as a growing suite of enhanced Web site hosting products, including electronic commerce solutions, hosted database applications, and other hosted applications. Generally, our customers elect to outsource to us the hardware and software provisioning that is necessary to host a Web site, where we can provide these services from our highly reliable data center environments. However, for our customers with the resources and desire to provide their own computer equipment and software, we offer data center space and services, allowing them to house their equipment in one of our sophisticated, secure and managed facilities.

     Our core Web hosting services currently include:

     - Shared Server Web Hosting: Shared servers allow Web hosting of multiple accounts or multiple Web sites on a single computer system. Verio offers a series of shared server Web hosting plans that allow individuals and businesses to establish a sophisticated presence on the Internet at a reasonable cost, leveraging Verio's expertise and equipment to deploy an effective Web site on computers that are owned and maintained by Verio in one of its data centers and monitored seven days a week, twenty-four hours a day. In order to allow customers to use their Web site as an effective interface for communication, we provide additional services bundled into our shared server hosting plans. For example, our shared server customers are provided various Web-based electronic mail options, support for Microsoft FrontPage(TM) extensions and a variety of unique Web site development tools as part of the basic Web hosting account. The higher priced shared server Web hosting offerings, including our proprietary Virtual Server technology, provide customers additional enhanced value Internet services, functionality and resources. Each successive pricing tier allocates the customer more disk storage and increases the monthly data transfer limit. In addition, the more advanced plans offer Real Audio(TM), Real Video(TM) and mSQL(TM) database support and support for electronic commerce-enabled Web sites which we host on Microsoft NT as well as various UNIX-based platforms.

     - Shared Server Support Tools: We have implemented a variety of tools to allow our shared server customers to manage and enhance their sites more effectively and update their Web sites remotely. Typically, the Web hosting plans feature detailed Web statistics and access to raw log files, giving customers the ability to track the performance and evaluate the effectiveness of their Web sites. Higher tier plans offer customers their own configuration files, point of presence server and simple mail transfer protocol gateway. In addition, we provide a number of popular custom gateway interface scripts that allow customers to easily put into use hit counters, guest books, mail forms and other useful graphics, and also support custom gateway interface scripts that enable customers to build additional functionality into their Web sites. We offer numerous tools that give a customer increased control over managing its Web site, allowing them to change passwords, set electronic mail forwarding options, view Web site statistics and check account and billing information. Additionally, all shared servers have regular back-up procedures to protect customer files.

     - Dedicated Server Web Hosting: Dedicated servers allow Web hosting of a single Web site on one computer system. Verio offers dedicated server Web hosting solutions for larger customers that prefer not to host their Web sites on a shared server. This solution, which provides substantially more server and network resources than those available from a shared server, gives customers the ability to run complex applications without the additional information technology administration costs and considerations that customers would experience if they managed their own servers and Web sites internally. The dedicated server Web hosting solutions provide the customer with a Microsoft NT or UNIX-based server that is owned and maintained by Verio in one of its data centers and monitored seven days a week, twenty-four hours a day. We maintain spare equipment and back up data regularly. Our acquisition of digitalNATION in July 1999 substantially expanded our dedicated server customer base and capabilities.

     - Co-location Services: For customers that require the resources of a dedicated server, but prefer to retain physical access to and ownership of their server, our co-location services offer customers the ability to locate their servers in a secure location, provisioned with managed services such as environmental controls, system monitoring and a high-speed connection from their server to the Internet. These data center facilities typically are designed to provide an uninterrupted power source, a back-up diesel generator, climate control and monitoring seven days a week, twenty-four hours a day.

     - Domain Name Registration: Each business or individual that desires a personalized Web address must first reserve a domain name (such as www.yourcompany.com). We are a world leader in providing this important service of registering .com, .net and .org domain names. We believe that offering this service provides us a marketing advantage when these domain name registration customers then select a Web hosting provider. In December 1999, Verio launched a new, direct, domain name registration process, designed to automate and expedite the registration process. Verio currently hosts more than 550,000 registered .com, .net and .org domains.

     The enhanced value Web hosting services that we currently provide include:

     - Electronic Commerce Solutions: Electronic commerce services provide businesses the ability to sell products and services on the Internet. The electronic commerce capability can be added to an existing Web site or it can be the basis for a Web site, starting with the customer's product catalog. The principle basic components of an electronic commerce-enabled Web site include:

      - a hosted Web site;

      - a catalog of the products to be sold from the site, including prices and inventory; a secure means of accepting orders from customers visiting the site;

      - a secure means of accepting payment for those orders -- a means of calculating the appropriate tax and shipping costs attributable to the order;

      - transaction reporting capability; and

      - a means of reconciling these transactions with the company's accounting records.

      Verio currently offers a variety of electronic commerce packages, from an entry level product designed for a merchant with a very limited number of products to sell that does not require real time payment clearing, to high end products for the more sophisticated merchant who desires an unlimited number of products to be sold and requires secure, on-line, real time payment settlement. We have relationships with numerous providers of the various components of our electronic commerce solutions, including tools for catalog and site creation, merchant accounts, digital certificates, transaction processing and numerous additional components that are required to build a completely commerce-enabled Web site.

      In addition, we have an agreement with Excite@home, a leading provider of fully integrated, "one-stop" electronic commerce solutions, and a related agreement with First Data Merchant Services Corporation, one of the nation's leading providers of Internet payment processing solutions, in order to offer complete electronic commerce services to businesses. These VerioStore(TM) plans offer small and medium-sized businesses a complete, affordable and easy way to set up virtual storefronts on the Web, including on-line product catalogs, a search engine, cash register, shopping cart, shipping and sales tax calculations, on-line merchant account establishment and a fully-integrated payment gateway.

      In February 2000, we announced an agreement with Lycos Inc., one of the most visited Web destinations in the world, under which Verio and Lycos are jointly marketing Lycos Shop membership to thousands of existing and potential on-line merchants. Lycos Shop is an on-line shopping destination that has assembled thousands of stores integrated with online auctions and classified ads. The co-branded e-commerce packages offered under the agreement include Web-site hosting and e-mail services provided by Verio, and Open Market's store creation software that enables merchants to "point and click" to easily build and operate a virtual storefront, thereby allowing them to begin selling through the site almost immediately to the millions of Lycos Shop customers. Also included are an on-line merchant account application and credit card processing software, which allow merchants to conduct secure and reliable transactions over the Internet.

     - Application Hosting: Our application hosting services provide our customers with the functionality and features of business-focused software and database applications by allowing them to access these applications, hosted on our servers, via the Internet, in a cost-effective and customizable manner. These applications support and automate back-office systems -- such as financial reporting, payroll, sales order entry, shipping, inventory management and customer service systems -- as well as front office systems -- such as customer relationship management and sales force automation -- on a more cost-effective basis than if customers had to license these applications directly from the software vendor and host them on their own servers. In that situation, customers have to pay substantial up-front license fees and incur the cost of server hardware and supporting IT infrastructure and support services. Many independent software vendors are re-writing or adapting their software products to work over the Internet using a shared or rented model in order to facilitate remote running and management of key business software systems. By allowing us to host these applications on a "rented" basis, which the customer can then access remotely through our tier one national Internet backbone, we alleviate the traditional up-front capital and license costs and IT infrastructure limitations, as well as in-house application implementation issues for our customers. In February 2000, we announced an agreement with Oracle to offer the Oracle8i(R) database in a hosted environment. Under the agreement, Verio and Oracle will work together to implement hosted database application services, with expected availability in the third quarter of 2000. In March 2000, we invested $30 million in Agilera.com, a subsidiary of CIBER, Inc. In connection with that investment, Agilera.com entered into a commercial arrangement with us, under which Verio will provide Agilera.com with Internet connectivity through our tier one backbone as well as the servers, data center space and managed services necessary to offer its hosted applications. We believe that our sophisticated hosting infrastructure, supported by our tier one national backbone, makes us particularly well-suited to provide these essential platform services to other application service providers such as Agilera.com. As a result, in addition to offering hosted applications directly to our customers, we expect to continue to actively market these infrastructure services to other application service providers who are looking for a proven, scalable, and reliable platform from which to offer their application capabilities.

     - Web Site Design: Web site design is the development of the Web site content that will be displayed on the Web site when it is being viewed on the Internet. While we rely principally on our resellers to create the Web sites for our customers, we do offer Web design services to a select set of our higher end customers. This may entail development of a basic Web page to a sophisticated electronic commerce Web site.

We believe that more advanced Web site-based application products will continue to expand as businesses require more sophisticated on-line commerce and system automation capabilities. We continue to assess potential opportunities to extend new offerings as they become available and evaluate our ability to implement these solutions in a cost-effective way while maintaining quality of service for our customers. We are continually seeking to acquire technology from third parties to incorporate with our existing solutions to provide increasing functionality to our e-commerce and hosted application product offerings, as well as exploring additional Web-based services through internal development. In particular, our efforts are focused on:

     - expanded Web site-based electronic commerce capabilities;

     - expanded Web site-based system automation and database application capabilities;

     - "virtual offices"-- which is the creation of Web-based work groups through the use of common data, applications or other links;

     - Web-based faxing and electronic mail;

     - audio and video applications;

     - automated Web site development tools and templates;

     - basic automated marketing tools; and

     - multiple presence Web site hosting across multiple national and international data centers.

     Internet Access Services. Verio offers a variety of core Internet access solutions, providing basic connectivity to the Internet, as well as a suite of enhanced value products and services enabling our customers to expand their basic Internet connectivity capability. For example, these additional services allow customers to send and receive e-mail or engage in private, secure data transmissions between remote offices. These products are offered in bundled and unbundled packages.

     Our core Internet access services currently include:

     - Basic Internet access: Our basic Internet access service currently includes dial-up access at speeds ranging from 28.8 to 56 kilobytes per second, integrated services digital network (commonly known as "ISDN") connections providing 64 to 128 kilobytes per second access, DSL access providing 144 kilobytes per second to over 1 megabytes per second, and frame relay and leased line connectivity at speeds ranging from 28.8 kilobytes per second to 155 megabytes per second.

     - Hardware products: As we provision access services, we provide necessary hardware, including routers, servers and other products as needed by the particular customer. Our national purchasing and leasing relationships with a variety of equipment partners provide improved hardware pricing, lower cost leasing arrangements and bundled service offerings.

     - Software products: Our software products include browsers, set-up disks and other solutions that permit customers to more effectively and easily navigate and utilize the Internet.

     - Configuration services: Our configuration solutions encompass services such as domain name server support, supplying telecommunication circuits, Internet protocol address space assignment, router set-up, electronic mail configuration, router security configuration and other similar set-up services.

     Our enhanced value Internet access services currently include:

     - E-mail: We provide e-mail services that permit customers to send and receive electronic mail messages. These services are offered either using the customer's domain name or through Verio's generic domain name. In order to provide our customers with the latest developments in e-mail and messaging services, we are in the process of converting our over 800,000 e-mail boxes to a centralized e-mail system supported by technology licensed to us by Netscape Communications Corporation.

     - Secure Internet Communication Links: Many companies today have private data communication networks to transfer data between office locations. These networks tend to be built on expensive leased telecommunication lines. The Internet offers companies a cost-effective alternative to private leased lines through secure Internet communication links -- often referred to as a virtual private network or "VPN" -- which are designed to provide secure transmission of private traffic through the Internet and prevent unauthorized access to a computer from outside the immediate internal network. We currently offer our customers a number of security solutions, including Axent Raptor's Firewall, IRE's SafeNet(TM), and WatchGuard's Firebox II(TM), and we continue to evaluate additional products to meet our customers' needs in this area.

     - Security: Security solutions are a vital component for most businesses connected to the Internet as they are designed to prevent unauthorized access to computers from outside the immediate internal network and provide for secure Internet communication transmission. These solutions include:

      - firewalls -- software or hardware that prevents unauthorized access to a computer from outside the immediate internal network;

      - packet filter -- a method of screening, eliminating and prioritizing packets of data to prevent unauthorized access to a network;

      - proxy servers -- a server designed to intercept inbound data and process it prior to use on an internal network; and

      - encryption -- manipulation of data into a secret format to prevent anyone but the intended recipient from recognizing the data accurately.

      These solutions give the customer the ability to prevent intruders from accessing its corporate network, authenticate the identity of users attempting to gain access to the customer's local area network or Web site, and provide secured transmission of company data through the Internet. We currently offer a comprehensive set of such security products from WatchGuard Technologies, Inc., a leading provider of Internet security solutions, as well as other vendors. Additionally, we offer a "managed" security solution that provides ongoing detection and prevention of intrusions. We plan to expand our security product line with new solutions that simplify, reduce costs, or offer greater functionality as they become commercially available. Our managed security services solutions are designed to protect small and medium sized businesses from electronic intruders and dynamic on-line risks. Based on WatchGuard's LiveSecurity for MSS(TM) security system, our managed security services safeguard businesses by monitoring their security around the clock, reducing the demands on internal administrators.

     Businesses are increasingly seeking to use the Internet for an expanding array of telecommunication services. We continue to evaluate opportunities to serve these more sophisticated Internet access needs by deploying additional enhanced value Internet access-based services as they become commercially available. For example, we are participating in trials for the deployment of new access technologies, such as wireless access.

MARKETING

     Verio's marketing organization focuses on stimulating demand for Verio's services and extending Verio's brands, and is responsible for advertising, marketing communications and public relations. We have consolidated the operations and marketing efforts of our acquired operations under the Verio brand name, although in certain instances, such as where an acquired operation has established particularly strong brand identity or where we want to differentiate products and services offered through certain distribution channels, we may continue to market particular products and services under another name. Recently, we have focused significant effort on marketing campaigns and brand recognition, relying on a combination of traditional media and on-line advertising. We focus our traditional media efforts on advertisements in major business and technical publications, television commercials, radio spots and direct mail. We have undertaken national public relations efforts to raise the awareness and visibility of Verio through a national print, radio and television advertising campaign. We have also undertaken joint marketing efforts with vendor partners such as NorthPoint Communications, whose DSL services we offer in over 20 cities nationwide. Our on-line marketing program consists of general rotation and keyword-specific Web banner advertisements. We became one of the world's largest Internet domain name registrars and Web hosting companies by pioneering domain name registration services and establishing preferential Web-based marketing relationships with leading Internet media, search engine and portal companies such as America Online, Netscape, Lycos and others. Other marketing vehicles include collateral materials, trade shows, direct response programs and management of our Web site. Public relations focuses on cultivating industry analyst and media relationships with the goal of securing broad media coverage and public recognition of the Verio brand name.

     On March 4, 1999, we entered into a strategic media agreement with America Online under which, for a three year period, Verio has acquired exclusive rights to market its Web hosting and business-focused electronic commerce services on America Online's four key on-line media properties in the U.S.: America Online, CompuServe, AOL.com and America Online's Digital City. The agreement also included the transition of America Online PrimeHost and CompuServe BusinessWeb customers to Verio for continued Web hosting service. Through this agreement Verio receives significant on-line advertising and promotion of a co-branded Verio and America Online Web site that offers a broad range of Verio Web hosting products and electronic commerce solutions. In June 1999, we entered into a similar one-year agreement with AOL UK, under which we have exclusive marketing rights for our Web hosting, electronic commerce, and domain name registration services in the AOL UK and CompuServe UK services. This relationship was expanded in August 1999 to encompass the Netscape Online service in the UK as well.

SALES AND DISTRIBUTION

     Verio utilizes multiple distribution channels in order to extend its reach and leverage the service capabilities and brand names of its channel partners. Verio uses a combination of direct sales, on-line marketing, telemarketing, value-added resellers and private label and co-branded distribution partners.

     Direct Sales. We have a sales force of more than 240 professionals. These sales representatives have a strong Internet technical background, understand the local telecommunication tariffs and the needs of their local business community. Because these representatives are locally-based, they are able to meet face-to-face to discuss a particular customer's Internet needs and technical requirements and develop tailored solutions. We have developed programs at the national level to attract and train high quality, motivated sales representatives that have the necessary technical skills, experience and knowledge. These programs include technical sales training, consultative selling techniques, sales compensation plan development and sales representative recruiting profile identification. Through the effective use of these initiatives, we plan to continue to expand our direct sales force. At the local level, direct marketing techniques are being used to target customers that would achieve substantial benefit from the business applications afforded by the Internet. Some direct marketing tactics include direct mail, telemarketing, seminars and trade show participation. We work with key vendors to assist in these direct marketing efforts. We co-market with these vendors through direct mail programs, joint seminar development and joint trade show involvement. We also operate a centralized outbound and inbound telemarketing sales capability targeted at offering Web hosting services.

     On-line Sales. We directly offer our products and services on-line through our www.verio.com Web site. We have an extensive on-line marketing program consisting of general rotation and keyword-specific Web banner advertisements which stimulate interest in and leads for our products and services. Much of this on-line activity directs prospects to our on-line Web sites from which prospects may make a product selection and order a product on-line. We are able to generate a substantial amount of sales of our Web hosting products through this selling technique as a result of the high degree of automation built into our Web site provisioning process.

     Resellers and Indirect Sales. We believe that indirect sales channels contribute significantly to our growth, and have developed three primary reseller partner programs that provide us with a formal indirect distribution strategy. Through these programs, we have a worldwide indirect distribution channel with over 5,000 resellers and referral partners in the U.S. and over 170 other countries. These programs include:

     - Authorized Solutions Partner Program: This program offers our resellers the ability to share in the ongoing revenue stream of customers they bring to Verio. Authorized Solutions Partners include computer resellers, value-added resellers, systems integrators and other organizations focused on providing information technology hardware, software and services to the business community. Our resellers typically have an established relationship with the prospective customer base and a sales force capable of selling Internet services as part of the partner's suite of services.

     - Referral Partner Program: These partners include organizations such as Web designers, advertising agencies and telecommunication resellers. We target organizations that are less capable of, or interested in, selling Internet services, or for whom Internet services fall outside their core business interests.

     - Co-Branded and Private Label Distribution Programs: We have agreements with a number of large telecommunications providers under which these wholesale distribution partners can offer Verio's products and services. Recently, we launched our "Powered by Verio" distribution program under which major telecommunications carriers and other companies with a significant business customer base can offer Verio's Web hosting and e-commerce services on a co-branded basis to their customers using the "Powered by Verio" logo. For example, we have executed such an agreement with NTT Communications, a wholly owned subsidiary of Nippon Telegraph and Telephone Corporation, under which the entire group of NTT affiliated companies may distribute our Web hosting services in Japan, and with Infostrada for distribution of our Web hosting and e-commerce services in Italy. In the U.S., we entered into an agreement with Qwest Communications, under which Verio is the preferred provider of shared Web hosting services to Qwest, and also will supply e-commerce solutions based on our hosting platform. We also have similar arrangements in which the distribution partner is allowed to offer our services under its own brand. We have this type of agreement with a number of the regional bell operating companies and a large European telecommunications company. The benefits that we derive from these programs include greater market reach without fixed overhead costs and the ability to use partners to assist in the delivery of complete solutions to meet customer needs. We are actively pursuing the expansion of these distribution programs both domestically and internationally.

TECHNOLOGY AND NETWORK OPERATIONS

     Overview. Verio owns and operates a national network that provides a high capacity, highly reliable data transmission path connecting Verio's customers to the Internet. Verio's national network interconnects over 200 local point of presence facilities across the U.S., of which approximately 30 are national nodes. By aggregating our capacity onto one national network, we continue to increase our operational control and efficiency, reduce costs, and provide redundancy and higher quality service. In this way, we are able to address some of the most significant challenges that an Internet service provider faces in supporting its customers. Verio's national infrastructure also incorporates several other elements critical to maintaining the highest quality Internet service, including a high capacity and reliable national network, peering relationships with other regional, national and international Internet service network providers, sophisticated network management tools and engineering support services. The reliability of the national network is the result of many factors, including redundant high-speed routers and other critical hardware, carrier class facilities with back-up power, fire suppression and climate control, and redundant telecommunications lines. With our substantial national capacity, network support capabilities, and peering relationships, Verio has achieved "Tier One" status as one of the largest national, full service Internet network providers.

     National Network. Following is a diagram of Verio's national network as of December 31, 1999:

U.S. Map

     The national network architecture includes a presence at all of the major public national exchange points and redundant network nodes to link our regional networks to the national network at regional connecting points, representing many of Verio's extensive private peering points. Each of these locations uses leading router technology. The equipment is located in facilities leased from a variety of telecommunications providers, including MCI WorldCom, Sprint and others. These access points are linked using a nationwide clear line network infrastructure ranging in capacity from DS-3 to OC-12. This network capacity is leased primarily from Qwest and a variety of other national telecommunications providers, including Sprint and MCI WorldCom. This combination of clear channel circuits and router architecture makes the network reliable by diversifying the path of Internet traffic and maintaining redundant paths. Regional networks either co-locate at these access nodes or lease connectivity from a local service provider such as a regional bell operating company or other local exchange carrier to connect the regional points of presence to our national network.

     Multiple national access nodes facilitate connection of our regional operations to our national network. We continue to add additional private peering points and access nodes as we acquire more Internet service providers, expand operations and further increase network capacity as the need for additional Internet data transmission capacity arises.

     In September 1999, we entered into a 20-year capacity and services agreement with Qwest Communications to acquire long haul fiber capacity and ancillary services on Qwest's nationwide MacroCapacity(SM) Fiber Network. This agreement, which was amended and expanded in December 1999, required that we prepay $65.5 million by December 31, 1999 for the capacity we acquire. In addition, we have a five-year capacity agreement with Qwest, running from September 30, 1999, that provides us with the flexibility to deploy circuits for shorter term capacity needs. We also are party to a number of other long haul capacity agreements with additional telecommunications providers. These agreements are for various terms and at varied pricing.

     We believe that the currently installed Cisco and Juniper Networks routers will be sufficient to support our traffic routing needs up to and beyond OC-3 and OC-12 speeds.

     Peering Relationships. Peering is the Internet practice under which Internet service providers exchange each other's traffic without the payment of settlement charges. Verio has established public or private peering relationships with the major national Internet service providers, as well as with many smaller domestic and international networks, and continues to evaluate additional private peering proposals. By implementing our own national network and establishing peering relationships with other national Internet service providers, we believe we can lower the cost of our Internet transit and increase the performance and reliability of our network operations. With approximately 100 peering partners, including all of the largest Internet service providers, Verio's network is considered a "Tier One" national network. Some large network providers now prefer to peer at private exchange points rather than at national exchange points. This preference represents the desire to accomplish the exchange of Internet data transmission traffic at a higher capacity and in a more efficient manner rather than to risk congestion and equipment failure at public exchange points.

     The basis on which the large national providers make peering available or impose settlement charges is evolving as the provision of Internet access and related services has expanded and the dominance of a small group of national providers has driven industry peering practice. Recently, companies that have previously offered peering have cut back or eliminated peering relationships and are establishing new, more restrictive criteria for peering. We believe that substantial traffic volume and national scale will continue to be the focal criteria necessary to establish and maintain peering relationships. As a result, it has become increasingly important for companies seeking to take advantage of peering to have significant traffic, a national network and monitoring capability. Global network capabilities also may become a requirement. In the future, we may have to comply with new and more stringent peering requirements in order to maintain our peering relationships. As a result, no assurance can be given that peering relationships will continue to be made available to us. See "Risk Factors -- We depend upon our network infrastructure" and "Our costs will increase if we fail to maintain our peering relationships."

     Web Hosting Operations. We have developed high-performance, reliable, secure and scalable Web hosting solutions that we believe provide us with a significant competitive advantage. These solutions consist of multiple proprietary Web hosting platforms that incorporate automated functionality and a highly reliable network infrastructure that includes multiple data centers monitored by our network operations center

24 hours per day, seven days a week. Our strategy in developing our Web hosting solutions focuses on utilizing proprietary technological innovations that we integrate with third-party software and hardware to configure integrated solutions.

     Web Hosting Platform. We have established multiple proprietary Web hosting platforms. As a result we can host up to 2,000 Web sites on a single server in our most efficient platform. Although industry-standard Web servers can enable Web hosting, we believe that efficiently managing large numbers of Web sites and users on a single shared server, and operating hundreds of such servers, is technically difficult and requires significant technological innovations. Accordingly, we have focused our technology development efforts on ensuring the scalability of our hosting platforms and creating various proprietary operating system-level tools to facilitate a high-density customer-to-server ratio. We also have customized or developed Web server applications designed to improve performance in a shared server environment, as well as resource monitoring tools designed to report and address scarcity of shared central processing units and memory resources. Our solution easily allows server groups to be added seamlessly and monitored centrally wherever they are located. To address the diverse requirements of our customers, we offer Web hosting services on a range of operating systems and computing platforms.

     We also have developed proprietary software that allows us to provide our services on an efficient and cost-effective basis by automating the following back-end functions:

          - order-taking and processing;

          - customer billing via credit cards, check, bank transfer and accounts receivable;

          - account provisioning and activation;

          - server management and monitoring;

          - coordination of the electronic mail subsystem to integrate electronic mail forwarding, multiple electronic mail accounts on a single Web site and auto-responders;

          - delegated administration to support distributor-dealer-customer hierarchy of all data; and

          - support for third-party feature "plug-ins."

     In addition, we provide a front-end interface that allows our customers to set up accounts, change account parameters, check Web site statistics quickly and easily and verify billing information. "TQ software" was engineered to maximize automation to achieve high levels of scalability. Further, the modular design allows additional server groups to be easily supported. Language and branding independence enable international value-added resellers and original equipment manufacturers to localize for foreign languages and customize the interface quickly and with minimal effort.

     Data Centers. Our current primary data centers are located in Orem, Utah; San Francisco and Mountain View, California; Seattle, Washington; Dallas, Texas; Boca Raton, Florida; Vienna and Alexandria, Virginia; Boston Massachusetts; and Philadelphia, Pennsylvania. We also host servers in various other locations around the U.S. Our data centers include environmental controls, back-up power generators, redundant high capacity connections to the Internet, routers and switches, and continuous monitoring capabilities to ensure high-quality service with minimal interruptions. In January 2000, we announced plans to significantly expand our Web hosting and co-location physical infrastructure, systems and personnel, including a planned $200 million expansion program for the data centers where we house our hosting servers and offer co-location services. This planned data center expansion totals approximately 650,000 square feet in 21 locations, including 80,000 square feet in Virginia and 5 other large facilities averaging 60,000 square feet in Seattle, the San Francisco Bay Area, Dallas, Chicago, and New York. Ten of these facilities are expected to be complete by mid-2000. The balance are expected to be completed around the end of 2000, at which time we expect to have approximately 40 hosting centers located throughout the U.S. The larger facilities will be used to provide all types of Web and application hosting, as well as co-location services.

     National Network Management. We consider world-class network management an essential capability for network monitoring and expansion, maintaining high customer satisfaction and improving network quality. We have established a network operations center to allow continuous monitoring of the network 24 hours per day, 7 days per week. Our network operations center also provides a single point of contact for real-time network status information and customer technical problem resolution. The network operations center is designed to provide real-time alarming, event correlation, traffic management and forecasting, and distributed notification of the network events and network status. We use many leading edge systems to provide the network operations center capabilities.

     Telecommunications Supplier Arrangements. We have negotiated national level telecommunication arrangements with local exchange carriers, such as MCI WorldCom, providing favorable terms for local transport. We plan to expand national purchasing and leasing benefits, as well as technical planning and support to improve the performance, reliability and economics of our networks. National level purchasing benefits include both cost and vendor performance issues, as well providing spare equipment and additional technical support from suppliers. National level distribution agreements have been negotiated with a number of additional national-scope suppliers. Specialized facility lease agreements have also been established with companies such as Qwest, Sprint, MCI WorldCom and Digital Equipment Corporation. We are pursuing additional vendor and telecommunications relationships in an effort to reduce the cost of equipment and improve network quality.

NATIONAL SUPPORT SERVICES

     In addition to our national network and network monitoring capability, we have developed and implemented three critical national support services designed to increase operational efficiencies and enhance the quality, consistency and scalability of our services. These support services include 24 hours per day, 7 days per week customer technical support and service, financial information management through a central, standardized accounting system and a sophisticated billing and collections system. We integrate the operations we acquire into these common administrative support services in order to capture economies of scale, derive operational efficiency and control and improve the quality, consistency and scalability of our services while allowing local personnel to focus on relationships with customers. As of December 31, 1999, 93% of all companies acquired by us prior to 1999 had been migrated to our national services.

     Customer Technical Support. Our customer care combines the responsiveness and on-site capabilities of our local operations with the scale economies of a national customer support center. Our network operations center in Dallas, Texas, enables us to provide responsiveness 24 hours per day, 7 days per week while maintaining the ability to provide on-site installation assistance, hands-on troubleshooting and access to local experts who understand the customer's business. The support center team is using a leading customer support trouble ticketing and workflow management system offered by Vantive Corporation to monitor and support our network and Internet access operations, and an internally developed product to monitor and support our Web hosting operations. These systems enable us to track, route, and report on customer issues. They also provide significant benefits in ensuring quality and timely care to customers. Based on information received through the trouble ticketing system and the centralized billing and collections system, we are able to monitor network reliability and outage experiences. To date, this information reflects that the outages experienced by our customers, for the most part, are attributable to ordinary course of business service interruptions, telecommunication network capacity demands, and the customer's hardware and software functionality issues. In certain instances, our customers experienced downtime and outages in the course of our conversion of systems and processes associated with our integration and consolidation efforts. Verio offers service warranties in connection with certain of its products and services that provide for payment credits in the event of specified circumstances such as unscheduled service interruptions or downtime that exceed specified levels. In the future, we expect that we may offer expanded service level commitments with respect to our products and services as they become more standard and, therefore, necessary in order for us to be or remain competitive. To date, Verio has provided credits resulting from network outages and system failures in certain circumstances, but the amount of these credits has not been material. Certain of the entities that we have acquired have offered and implemented various service credit policies, some of which remain in effect with respect to customers of those acquired entities. However, credits required as a result of those policies to date have not been material. We will continue to monitor network outage experiences and expect to record appropriate reserves if the level of outage credits becomes material.

     Financial Information Management. We have converted most of our acquired operations to the PeopleSoft(TM) financial reporting system and the ADP payroll/human resources system in order to provide a central, standardized accounting system. These systems enable us to cost effectively increase the productivity and quality of administrative support by standardizing operational systems such as payroll, payables, purchasing and financial reporting.

     Billing and Collections. We have implemented the Kenan Systems' EC Arbor billing solution for most of our operations. This billing system offers high quality, flexibility, cost-effectiveness and scalability. Kenan Systems is a leading billing solutions provider to the telecommunications industry, providing accurate, timely, and easy-to-understand invoicing.

INTERNATIONAL OPERATIONS

     Through our Web hosting acquisitions and distribution and reseller relationships, Verio has gained a substantial international Web hosting presence. We now serve customers in over 170 countries and we estimate that approximately 10% of our revenues currently are derived from international sources. Hiway owned minority and majority interests in certain entities that provide Web hosting and other enhanced Internet services in various foreign countries. Upon the completion of the Hiway acquisition, Verio acquired the majority and minority equity positions held by Hiway at that time. To capitalize on opportunities presented by the rapidly emerging European business Internet market, Verio has begun to significantly expand its Web hosting operations in Europe. We have a leading position in shared server hosting throughout Europe, and our expansion plans are designed to leverage our local presence and leading Web hosting products and platforms. We have recently begun to offer dedicated hosting services in Europe and plan to introduce application hosting products to the European market in the near term. Our already strong European market position is comprised of more than 1,200 resellers, a private label distribution relationship with Swisscom AG, a co-branded "Powered by Verio" distribution relationship with Italian telecommunications company Infostrada, a wholly owned subsidiary of the Mannesmann Group, ownership of or equity investments in Web hosting companies in the top four European markets and an exclusive marketing relationship with AOL UK, CompuServe and Netscape Online in the UK. We have recently acquired the remaining 40% interest in our RapidSite UK subsidiary and now own 100% of that entity. We also own 100% of WWW-Service Online-Dienstleistungen GmbH, which offers Web hosting and related services in Germany, as well as minority interests in Web hosting companies in France and Spain. We may seek to acquire the remaining equity of the other partially owned international entities in the future. However, we also may decide to leave some equity in our international subsidiaries in the hands of local owners in order to retain their continued services and expertise in managing these distant operations. Our expansion plans in Europe include adding more "Powered by Verio" and other distribution partners throughout the key European markets, acquiring hosting facilities, hiring additional local sales and technical support staff, increasing local brand recognition through marketing and advertising campaigns and pursuing additional hosting acquisitions in Europe.

COMPETITION

     The market for Internet access, Web hosting and related services is extremely competitive. Verio anticipates that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet access market has attracted many new start-ups as well as existing businesses from different industries. Current and prospective competitors include:

     - national, regional and local Internet service providers;

     - other independent providers of Web hosting, e-commerce, and other enhanced value Internet services;

     - global, national, and regional long distance and local exchange telecommunications companies;

     - cable television companies;

     - direct broadcast satellite and wireless communications providers;

     - on-line service providers; and

     - computer hardware and software manufacturers and vendors.

     Our competitors may operate in any one or more of these areas and include companies such as AT&T, Cable & Wireless, Concentric Network, Digex, Exodus Communications, Frontier/Global Center and PSINet.

     Verio believes that the following are the primary competitive factors in this market:

     - secure and reliable national network and technology platforms with sufficient capacity, quality of service and scalability to support continued growth;

     - knowledgeable and effective sales force, and broad and effective distribution channels;

     - knowledgeable and capable technical support personnel, and prompt and efficient customer care services;

     - Internet system engineering and other technical expertise;

     - competitive prices;

     - timely introductions of new products and services;

     - sufficient financial resources; and

     - recognized and trusted brand name.

     Many of our competitors have significantly greater market presence, brand recognition, and financial, technical, network capacity and personnel resources than we do. All of the major long distance companies, also known as interexchange carriers, offer Internet access services that compete with us. The reforms in the federal regulation of the telecommunications industry brought about by the Telecommunications Act of 1996 created greater opportunities for local exchange carriers, including the regional bell operating companies, to enter the Internet access market. In order to address the Internet access requirements of the current business customers of long distance and local carriers, there is a move toward integrating horizontally through acquisitions of, joint ventures with, and the wholesale purchase of Internet access from, Internet service providers by these telecommunications companies. In addition, many of the major cable companies and other alternative service providers -- such as those companies utilizing wireless terrestrial and satellite-based service technologies -- have announced plans to offer Internet access and related services. Accordingly, we expect that we will experience increased competition from traditional and emerging telecommunications providers. Many of these companies, in addition to their substantially greater network coverage, market presence, and financial, technical and personnel resources, also have large existing commercial customer bases. Furthermore, they may have the ability to bundle Internet access with basic local and long distance telecommunications services. This bundling of services may have an adverse effect on our ability to compete effectively with them and may result in pricing pressure on us that would adversely affect our financial condition and results of operations.

     The recent deployment and further planned deployment of broadband services and high capacity data transmission capabilities by cable and telephone companies through new technologies such as cable modems and various digital subscriber lines create further competitive pressure in Verio's business. While these providers initially targeted the residential consumer, more recently a number of digital subscriber lines providers have announced their intent to offer digital subscriber lines services to our target business market. This may significantly affect the pricing of our Internet access service offerings. Similar to the co-marketing arrangement that we entered into with NorthPoint Communications in early 1999, a number of digital subscriber lines providers have launched their services in conjunction with Internet service providers, allowing those providers to offer Internet access over digital subscriber line circuits. These digital subscriber line circuits compete with our dedicated connectivity offerings because they provide higher speed and lower latency Internet connections than a standard dialup phone connection.

EMPLOYEES

     As of December 31, 1999, Verio employed approximately 1,870 people, including full-time and part-time employees at our corporate headquarters in Colorado, our network operations and customer support center in Texas and at our distributed operational offices across the country and around the world. We consider our employee relations to be good. None of our employees are covered by a collective bargaining agreement.

TRADEMARKS, TRADE NAMES AND OTHER INTELLECTUAL PROPERTY RIGHTS

     We rely on various copyright, trademark, service mark, and trade secret laws and contractual restrictions in order to establish and protect certain proprietary rights that are important in our business. We obtained federal trademark protection for "Verio" on May 25, 1999. On September 2, 1998, Verio filed for protection of the service mark "The New World of Business." These applications are pending and there is no assurance that they will be granted. We have also filed for trademark protection for the Verio mark in the European Economic Community and Japan. Additionally, corporate name reservations for the name "Verio Inc." have been filed in all fifty states. Hiway Technologies(R) and Best Internet Communications(R) are registered trademarks of Hiway. Hiway(TM), HWAY(TM), A Home Page(TM) and RapidSite(TM) are trademarks of Hiway. TABNET(R) is a registered trademark of TABNet. TABNet has applied for federal trademark protection for the following marks: 1-800-WEB SITE(TM), NETANNOUNCE(TM), NTX(TM), and TAB.NET(TM).

     We also rely on many technologies that we license from third parties that support our internal systems and operations, or that are incorporated in the products and services that we offer our customers. For example, we license software for our billing, financial accounting and reporting, and other back-office systems, from vendors such as Oracle that we in turn provide to customers on a hosted application basis, and from various technology providers that enable specific aspects of the electronic commerce services that we offer our customers. There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards, or at greater cost, which could harm our business.

GOVERNMENT REGULATION

     We are not currently subject to direct federal, state or local government regulation, other than regulations applicable to businesses generally. There currently is only a small body of laws and regulations directly applicable to the provision of access to or commerce services on the Internet. For example, in late 1998, Congress enacted the Digital Millennium Copyright Act, which includes a limitation on liability of on-line service providers for copyright infringement for transmitting, routing or providing connections, storage or caching of data at the direction of a user. This limitation on liability applies if the service provider has no actual knowledge that the particular data infringed on third party intellectual property rights and if certain other conditions are met. Because this law is relatively new, we are not sure how it will be applied to limit any liability that we may face in the future for possible copyright infringement-related issues that arise in connection with the services we provide. This law also requires that service providers follow certain notice and take-down procedures with respect to allegedly infringing materials in order to take advantage of the limitation on liability provided by the Act. We are in the process of implementing these sorts of procedures across our operations. Certain provisions of the Communications Decency Act, which imposes criminal penalties for using an interactive computer service for transmitting obscene or indecent communications, have been found unconstitutional by the U.S. Supreme Court. Other federal legislation, that was enacted to require limitations on access to pornography and other material deemed harmful to minors, also was determined to violate the First Amendment, but that decision is on appeal. We are unable to predict the outcome of this appeal, or whether other similar legislation will be enacted or enforced. In addition, the Federal Trade Commission has adopted final rules that are to become effective April 21, 2000, regarding the Children's Online Privacy Protection Act's prohibition of unfair and deceptive acts and practices in connection with the collection and use of personal information from and about children on the Internet. The rules provide that Web sites directed at children under 13 years of age must obtain verifiable parental consent before collecting personal information from children and must take other measures intended to safeguard children's privacy. Additional requirements may be imposed on Web site operations relating to the use, dissemination and collection of personal information.

     Despite the enactment of the Digital Millennium Copyright Act, the law relating to the liability of Internet access and Web hosting providers for information hosted on or disseminated through their networks remains largely unsettled. It is possible that claims could be made against on-line service providers under both U.S. and foreign law based on matters such as defamation, obscenity, negligence or other legal theories, as well as intellectual property infringement, based on the nature and content of the data disseminated through or hosted on their networks. Numerous private lawsuits have been initiated in which such liability is sought to be imposed against on-line service providers.

     We have adopted a standard acceptable use policy that applies to all of our customers, that prohibits them from posting, transmitting, or storing material on or through our services that we determine to be in violation of third party intellectual property rights. Our acceptable use policy also imposes other restrictions on our customers in connection with the use of our services, including prohibitions on illegal activity or other activity that is destructive or potentially destructive to our business or reputation or to our customers. We initially designed and continue to evolve our acceptable use policy to promote the security, reliability and privacy of our systems and network. However we cannot assure that our policy will accomplish this goal or shield us from liability under the Digital Millennium Copyright Act or otherwise with respect to the activities of, or the content hosted or transmitted by, our customers or other Internet users.

     Because of the increased popularity and use of the Internet, it is likely that a number of additional laws and regulations may be adopted at the federal, state and local levels, governing such issues as user privacy, freedom of expression, pricing, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with on-line services and Internet communications. Legislation addressing such things as on-line security, privacy, mass unsolicited commercial e-mail messages, and the regulation of sales of products, such as pharmaceuticals, firearms, drug paraphernalia and gambling is proposed regularly in many states and in Congress. The implementation of any such legislation could result in direct or indirect regulation of on-line service providers generally, including Verio. In that case, it is likely that we would have to implement additional policies and procedures designed to assure our compliance with the particular legislation. Further, the adoption of such laws and regulations might decrease growth of the Internet generally, which in turn could negatively impact our business. In addition, applicability to the Internet of existing laws governing such things as property ownership, intellectual property rights, taxation, obscenity, defamation, libel and personal property is uncertain. Because so many of the existing laws on these topics were adopted prior to the advent of the Internet and related technologies, as a result they do not contemplate, address or readily apply to the unique issues that the Internet and its use create.

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Annual Report on Form 10-K contains forward-looking statements concerning the Registrant's future products, expenses, revenue, liquidity and cash needs as well as the Registrant's plans and strategies. These forward-looking statements are based on current expectations and the Registrant assumes no obligation to update this information. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

WE HAVE A HISTORY OF LOSSES AND LIMITED OPERATING AND FINANCIAL DATA

     We have incurred net losses attributable to common stockholders since our inception in March 1996. For the period from inception to December 31, 1996, we had a loss attributable to common stockholders of $5.1 million, and for the years ended December 31, 1997, 1998 and 1999, we had losses attributable to common stockholders of $46.3 million, $122.0 million and $192.8 million, respectively. Because we have a relatively short operating history, there is little operating and financial data about us, which makes an evaluation of our business operations and prospects more difficult. We have experienced annual growth in revenue from approximately $2.4 million for the period from our inception to December 31, 1996; to approximately $35.7 million in 1997; to approximately $120.7 million in 1998; and to approximately $258.3 million for the year ended December 31, 1999.

THE MARKET PRICE AND TRADING VOLUME OF OUR COMMON STOCK ARE VOLATILE

     The market price of our common stock has fluctuated significantly in the past, and is likely to continue to be highly volatile. In addition, the trading volume in our common stock has fluctuated, and significant price variations can occur as a result. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. In addition, the U.S. equity markets have from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the stocks of Internet-related companies, specifically and technology and telecommunications companies generally. These broad market fluctuations may materially adversely affect the market price of our common stock in the future. Such variations may be the result of changes in our business, operations or prospects, announcements of technological innovations and new products by competitors, new contractual relationships with strategic partners by us or our competitors, proposed acquisitions by us or our competitors, financial results that fail to meet public market analyst expectations, regulatory considerations and domestic and international market and economic conditions.

WE EXPECT CONTINUING LOSSES AND CANNOT ASSURE YOU THAT WE WILL BECOME PROFITABLE

     We expect to continue to operate at a net loss in the near term as we continue to use significant amounts of cash for our data center expansion, our acquisition and integration efforts, the build out of our national network operations, the expansion and enhancement of our product and service offerings and the further establishing our brand name recognition. The extent to which we experience negative cash flow will depend upon a number of factors, including the following:

     - the number and size of any additional acquisitions and investments;

     - the expense and time required to integrate prior and future acquired operations;

     - the time and effort required to capture operating efficiencies;

     - our ability to generate increased revenues;

     - the amount of our expenditures at the corporate, national and network operations levels; and

     - potential regulatory developments that may affect our operations.

In order to achieve profitability, we must develop and market products and services that gain broad commercial acceptance. We cannot assure you that our products and services will ever achieve broad commercial acceptance or that we will achieve profitability. Although we have experienced significant growth in revenues on an annual basis, this growth rate is not necessarily indicative of future operating results. We cannot assure you that we will achieve or sustain positive operating cash flow or generate net income in the future.

OUR SUCCESS IS HIGHLY DEPENDENT ON THE EVOLUTION OF OUR OVERALL MARKET, THE GROWTH OF OUR EXISTING INTERNET ACCESS AND WEB HOSTING CORE SERVICES, AND ON OUR ABILITY TO EXPAND OUR SERVICE OFFERINGS AND DISTRIBUTION CHANNELS

     The market for Web site and application hosting and related services has only recently begun to develop and is evolving rapidly. Although certain industry analysts project significant growth for this market, their projections may not be realized. Our future growth, if any, will depend on the continued trend of businesses outsourcing their Web site and application hosting and our ability to market our services effectively. There can be no assurance that the market for our services will grow, that our services will be adopted, or that businesses will use these Internet-based services to the degree or in the manner that we expect. It is possible that at some point businesses may find it cheaper, more secure or otherwise preferable to host their Web sites and applications internally and decide not to outsource the management of their Web sites and applications. If we are unable to react quickly to changes in the market, if the market fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, then we are unlikely to become or remain profitable.

     While we continue to pursue acquisitions and investments both in the U.S. and internationally, our success is highly dependent on the growth of our existing Internet access and Web hosting core service platforms, as well as the growth of our e-commerce, application hosting, and other enhanced service offerings. We expect to drive this internal growth by expanding and enhancing our product service base with additional enhanced value Internet service capabilities and by establishing further distribution capabilities. We may develop these further product and distribution capabilities internally, but we primarily plan to form strategic relationships with various vendors and distribution partners. Accordingly, it will be important that we either develop these capabilities internally or identify suitable potential product and service vendors and distributors with whom we are able to complete agreements on acceptable terms. We expect that competition for strategic relationships with key vendors and potential distributors could be significant and that we may have to compete with other companies with greater financial and other resources to obtain these important relationships. We cannot assure you that we will be able to identify suitable partnering candidates or be able to complete agreements on acceptable terms with these parties. Once implemented, we cannot assure you that any additional service capabilities that we launch will achieve general commercial acceptance or generate significant revenue, or that any particular distribution channels will prove to be effective.

WE HAVE SUBSTANTIAL LIABILITIES WHICH MAY IMPACT OUR FUTURE OPERATIONS AND AFFECT OUR ABILITY TO MEET OUR DEBT OBLIGATIONS

     We have substantial amounts of outstanding debt and other liabilities. At December 31, 1999, our total long-term liabilities were approximately $1,098.8 million, representing 67% of our total capitalization. In addition, we have a $100.0 million revolving credit facility from a group of financial institutions. To date, we have not drawn any funds under this credit facility.

     High levels of debt have had and could have several important effects on our future operations. Some of these consequences include the following:

     - A substantial portion of our cash flow from operations must be used to pay interest on our debt and will not be available for other business purposes.

     - Covenants imposed under certain of our financing agreements limit our ability to pursue our business strategy, borrow additional funds to grow our business, acquire and dispose of assets, and make capital expenditures, and may otherwise restrict our operations and growth.

     Our ability to meet our debt and other obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive, regulatory and other factors. Many of these factors are beyond our control. In addition, we may need to incur additional indebtedness in the future. We believe that our existing current assets, combined with working capital from our operations, our existing credit facility, capital lease financings and proceeds of future equity or debt financings will be adequate to meet our existing financial obligations. We cannot assure you, however, that our business will generate sufficient cash flow or that future financings will be available to provide sufficient proceeds to meet these obligations or to service our total debt. In particular, our cash flow may not be sufficient to pay:

     - $13.5 million in annual interest on the 1997 Notes;

     - $18.2 million in annual interest on the March 1998 Notes;

     - $45.0 million in annual interest on the November 1998 Notes;

     - $42.5 million in annual interest on the November 1999 Notes, plus any additional amounts owed thereon depending on certain contingencies; or

     - any debt obligations we may incur under the credit facility, if drawn upon.

     In addition to the required interest payments on our debt, beginning in November 2000, we will have to pay up to $24.3 million in annual dividends on our convertible preferred stock, plus any additional dividends owed thereon, depending on certain contingencies. These dividends may be paid in the form of shares of our common stock. However, if it is not possible or practical to issue shares of common stock at the time such dividend payments are due, then these payments would have to be made in cash.

OUR EARNINGS HAVE BEEN INSUFFICIENT TO PAY OUR COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     Our earnings were insufficient to pay our combined fixed charges and preferred stock dividends during those periods and by the amounts set forth in the table below, although our combined fixed charges and preferred stock dividends included substantial non-cash charges for depreciation, amortization and non-cash interest expense on some of our debt:

                                                               EARNINGS     NON-CASH
                                                              DEFICIENCY    CHARGES
                                                              ----------    --------
                                                                  (IN THOUSANDS)
Period from inception to December 31, 1996..................  $  (5,825)    $    784
Fiscal year ended December 31, 1997.........................  $ (48,253)    $ 11,468
Fiscal year ended December 31, 1998.........................  $(112,423)    $ 48,516
Fiscal year ended December 31, 1999.........................  $(192,774)    $113,669

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

OUR RAPID GROWTH PUTS SIGNIFICANT STRAIN ON OUR RESOURCES

     As a result of our growth and acquisition strategy, we have been growing rapidly and expect to continue to grow rapidly. This rapid growth has placed, and is likely to continue to place, a significant strain on our managerial, operating, financial and other resources, including our ability to ensure customer satisfaction. For example, as our customer base grows, and the need for high capacity Internet data transmission capability expands, we will need to continue to acquire substantial network capacity to support these needs. We recently announced a capital budget of $350 million that we expect to expend during 2000 to significantly expand our Web hosting and co-location infrastructure, systems and personnel. In addition to the significant capital requirements, our expansion efforts also require significant time commitments from our senior management and place a strain on their ability to manage our existing business. We also may be required to manage multiple relationships with third parties as we expand our enhanced value service offerings, including Web hosting. Our future performance will depend, in part, upon our ability to manage this growth effectively. To that end, we will have to undertake the following improvements, among others:

     - implement additional management information systems capabilities;

     - further develop our operating, administrative, financial and accounting systems and controls;

     - improve coordination between our engineering, accounting, finance, marketing and operations; and

     - hire and train additional personnel.

WE DEPEND UPON THIRD-PARTY CHANNEL PARTNERS FOR SALES OF OUR PRODUCTS AND
SERVICES

     We depend on third-party channel partners to stimulate demand for our products and services both where we do not have a direct sales force, and as an alternative means for generating sales to customers. These channel partners include computer and telecommunications providers, Internet companies and portals, value-added resellers, original equipment manufacturers, systems integrators, Web designers and advertising agencies. Many of our channel partner distribution relationships involve untested or novel modes of distributing our products and services, and not all of these channel partners have been successful in meeting our objectives for generating additional sales of our products and services. If we fail to gain commercial acceptance in certain markets, channel partners may discontinue their relationships with us or we may fail to achieve a return on our investment in certain channel partner distribution arrangements. Conflicts may develop between our direct sales force efforts and those of our channel partners as well as among different channel partners. The loss of channel partners, the failure of such parties to perform under agreements with us, or the inability to attract other channel partners with the expertise and industry experience required to market our products and services could adversely affect us. Furthermore, sales through channel partners are usually at discounted rates or may require us to incur additional sales and marketing expenses. Therefore, the resulting revenues and gross margins will be less than if we had sold the same services directly.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

     We provide Web hosting services to customers in over 170 countries. For the year ended December 31, 1999, we estimate that approximately 10% of our total revenues were from international operations. We expect to continue to expand in these and other international markets. However, the rate of development and adoption of the Internet has been slower outside the U.S., and the cost of transmitting data over the Internet outside the U.S. has been higher, which may adversely affect our ability to expand operations, and may increase our costs of operations internationally. We cannot assure you that acceptance of the Internet or demand for Internet access, Web hosting and other enhanced value Internet services will increase significantly in any international markets.

     We may need to enter into joint ventures or other outsourcing agreements with third parties, acquire complementary businesses or operations, or establish or maintain new operations outside the U.S. in order to conduct our foreign operations successfully. However, we cannot assure you that we will be able to obtain the permits and operating licenses required to operate, to hire and train employees, or to market, sell and deliver high quality services in these markets. In addition, there are certain risks inherent in doing business on an international level. These risks include:

     - unexpected changes in, or delays resulting from, regulatory requirements, tariffs, customs, duties and other trade barriers;

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

     - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

     - potentially adverse tax consequences.

     We cannot assure you that any of these factors will not have an adverse effect on our future international operations. In addition, changes in existing foreign laws or administrative practice relating to taxation, foreign exchange, regulatory or other matters could adversely affect us. For example, the European Union recently enacted its own privacy regulations. Future decisions, laws, regulations and other activities regarding regulation and content liability may significantly affect our business. Certain foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more restrictive than those currently in place in the U.S. This could adversely affect our investment in international operations such as WWW -- Service Online -- Dienstleistungen GmbH.

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

WE FACE A HIGH LEVEL OF COMPETITION IN THE INTERNET SERVICES INDUSTRY

     The tremendous growth and potential market size of the Internet services market and the absence of substantial barriers to entry have attracted many new start-ups as well as existing businesses from the telecommunications, cable and technology industries. As a result, the market for Internet access, Web hosting and related services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. Current and prospective competitors include:

     - national, regional and local Internet service providers;

     - other independent providers of Web hosting and other enhanced value Internet services;

     - global, national and regional long distance and local exchange telecommunications companies;

     - cable television companies;

     - direct broadcast satellite and wireless communications providers;

     - on-line service providers; and

     - computer hardware and software manufacturers and vendors.

     We believe that the following are the primary competitive factors in this market:

     - a secure and reliable national network and technology platforms with sufficient capacity, quality of service and scalability to support continued growth;

     - a knowledgeable and effective sales force, and broad and effective distribution channels;

     - knowledgeable and capable technical support personnel, and prompt and efficient customer care services;

     - Internet system engineering and other technical expertise;

     - competitive prices;

     - timely introductions of new products and services;

     - sufficient financial resources; and

     - a recognized and trusted brand name.

     Many of our competitors have significantly greater market presence, brand recognition, and financial, technical, network capacity and personnel resources than we do. All of the major long distance companies, also known as interexchange carriers, offer Internet access services that compete with us. The reforms in the federal regulation of the telecommunications industry brought about by the Telecommunications Act of 1996 created greater opportunities for local exchange carriers, including the regional Bell operating companies, to enter the Internet access market. In order to address the Internet access requirements of the current business customers of long distance and local carriers, many carriers are integrating horizontally through acquisitions of or joint ventures with Internet service providers, or by wholesale purchase of Internet access from Internet service providers. In addition, many of the major cable companies and other alternative service providers -- such as those companies utilizing wireless terrestrial and satellite-based service technologies -- have announced plans to offer Internet access and related services. Accordingly, we expect that we will experience increased competition from traditional and emerging telecommunications providers. Many of these companies, in addition to their substantially greater network coverage, market presence and financial, technical and personnel resources, also have large existing commercial customer bases. Furthermore, they may have the ability to bundle Internet access Web hosting, and related services with basic local and long distance telecommunications services. This bundling of services may have an adverse effect on our ability to compete effectively with them and may result in pricing pressure on us that would adversely affect our business, financial condition and results of operations.

     The recent deployment and further planned deployment of broadband services and high capacity data transmission capabilities by cable and telephone companies through new technologies such as cable modems and various digital subscriber lines also creates further competitive pressure on our business. While these providers initially targeted the residential consumer, more recently a number of digital subscriber lines providers also have announced their intent to offer services to our target business market. This may significantly affect the pricing of our Internet access service offerings. Although we sell digital subscriber line services to business customers in a large number of markets, there are numerous providers of digital subscriber lines competing with these product offerings, and several providers have launched their services in conjunction with Internet service providers, allowing those providers to offer Internet access over digital subscriber line circuits. These circuits, which provide higher speed and lower latency Internet connections than a standard dial-up phone connection, compete with our dedicated connectivity offerings.

     The market for Web server hosting services is highly fragmented and extremely competitive. Because there are no substantial barriers to entry, the Company expects that competition will intensify in the future. As a result of an increase in the number of competitors, and vertical and horizontal integration in the industry, the Company currently encounters and expects to encounter significant pricing pressure and other competition in the future. Advances in technology as well as changes in the marketplace and the regulatory environment are constantly occurring, and the Company cannot predict the effect that ongoing or future developments may have on the Internet connectivity and Web server hosting markets generally or on the Company specifically.

     As we continue to expand internationally, we will encounter new competitors. In some cases, we will be forced to compete with and buy services from government-owned or subsidized telecommunications providers. Some of these providers may enjoy a monopoly on telecommunications services essential to our business. We cannot assure you that we will be able to purchase these services at a reasonable price or at all. In addition to the risks associated with our local competitors, foreign competitors may pose an even greater risk, as they may possess a better understanding of their local markets and may have better working relationships with local infrastructure providers and others. We cannot assure you that we can obtain similar levels of local knowledge. Failure to obtain that knowledge and those relationships could place us at a significant competitive disadvantage.

WE DEPEND UPON OUR NETWORK AND FACILITIES INFRASTRUCTURE

     Our success depends upon our ability to implement, expand and adapt our national network and data center infrastructure and support services to accommodate an increasing amount of data traffic and evolving customer requirements at an acceptable cost. This has required and will continue to require that we enter into agreements with providers of infrastructure capacity, equipment, facilities and support services on an ongoing basis. We cannot assure you that any of these agreements can be obtained on satisfactory terms and conditions. We also anticipate that future expansions and adaptations of our network infrastructure and data center facilities may be necessary in order to respond to growth in the number of customers served, increased demands to transmit and host larger amounts of data and more complex applications, and changes to our customers' product and service requirements. This will require substantial financial, operational and managerial resources. For example, in January 2000, we announced a capital budget of $350 million that we plan to expand during 2000 to significantly expand our Web hosting and co-location infrastructure, systems and personnel. Typically, there is a several month lead time required in order to select the appropriate location for a new data center, construct the necessary facilities, install equipment and telecommunications infrastructure and hire operations and sales personnel. As a result, expenditures commence well before the data center opens and it takes an extended period for us to achieve break-even capacity utilization. As a result, we expect that individual data centers will experience losses for a period of time after they are opened. We incur further expenses for sales personnel hired to test market our services in markets where there is no local data center. Growth in the number of data centers is likely to increase the amount and duration of losses. In addition, if we do not attract customers to new data centers in a timely manner, or at all, our business would be adversely affected. We cannot assure you that we will be able to expand or adapt our network infrastructure to meet the industry's evolving standards or our customers' growing demands and changing requirements on a timely or cost-effective basis, or at all.

WE DEPEND UPON SUPPLIERS, WHO ARE OFTEN OUR COMPETITORS, AND HAVE LIMITED SOURCES OF SUPPLY FOR CERTAIN PRODUCTS AND SERVICES

     We rely on other companies to supply certain key products and services that we resell and certain components of our network infrastructure. The products and services that we resell, and certain components that we require for our network, are only available from limited sources. For example, we currently rely heavily on Cisco Systems and Juniper Networks to supply routers critical to our network. We could be adversely affected if routers from Cisco and/or Juniper were to become unavailable on commercially reasonable terms. Qwest, Sprint, MCI WorldCom and MFS, who sell products and services that compete with ours, are also our primary providers of data communications facilities and network capacity. Northpoint Communications and Covad Communications provide us with digital subscriber line services for resale to our customers. We also are dependent upon local exchange carriers, which often are our competitors, to provide telecommunications services and lease physical space to us for routers, modems and other equipment. From time to time, we experience delays in the delivery and installation of telecommunications services, which can lead to the loss of existing or potential customers or delays in generating revenues from sales to customers. We cannot assure you that, on an ongoing basis, we will be able to obtain third-party products and services cost-effectively and on the scale and within the time frames we require, or at all. Failure to obtain or to continue to make use of such third-party products and services would have a material adverse effect on our business, financial condition and results of operations.

OUR COSTS WILL INCREASE IF WE FAIL TO MAINTAIN OUR PEERING RELATIONSHIPS

     The establishment and maintenance of peering relationships with other Internet service providers are necessary in order to exchange traffic with other Internet service providers with networks of roughly equivalent size without paying transit costs. The basis on which the large national Internet service providers make peering available or impose settlement charges is evolving. Recently, companies that previously offered peering have cut back or eliminated peering relationships and are establishing new, more restrictive criteria for peering, requiring substantial data transmission volume and broad national scale. Global network capabilities also may become a requirement. We may have to comply with new and more stringent peering requirements in order to maintain our peering relationships. Consolidation among some of the large network providers (such as the pending merger of MCI WorldCom and Sprint) could result in a significant imbalance in relative traffic levels between the various providers' networks, and therefore make the ability to meet peering criteria more difficult or impossible. Failure to maintain peering relationships or establish new ones, if necessary, will increase our operating expenses.

OUR NETWORK, WEB HOSTING PLATFORMS OR DATA CENTERS COULD FAIL, WHICH COULD NEGATIVELY IMPACT OUR REVENUES

     Our success depends upon our ability to deliver reliable, high-speed access to the Internet and upon the ability and willingness of our telecommunications providers to deliver reliable, high-speed telecommunications service through their networks. Our customers often have business-critical and confidential information in the Web sites we host for them, so we also must provide a reliable and secure platform for our Web hosting services, in a robust, reliable and secure physical environment. Our network and facilities, and other networks and facilities providing services to us, are vulnerable to damage, unauthorized access, or cessation of operations from human error and tampering, breaches of security, fires, earthquakes, severe storms, power losses, telecommunications failures, software defects, intentional acts of vandalism including computer viruses, and similar events, particularly if the events occur within a high traffic location of the network or at one of our data centers. A significant portion of Verio's computer equipment, including components critical to the operation of our national backbone, is located at our network operations center facility in Dallas, Texas, at various other points of presence along the network, and in our data centers. Occasionally, we experience temporary outages and service interruptions in these facilities as a result of various events and factors. We believe that this type of service interruption is not abnormal in the industry. However, the occurrence of a natural disaster or other unanticipated problems at the network operations center, key sites at which we locate routers, switches and other computer equipment which make up the backbone of our network infrastructure, or at one or more of our data centers, could substantially impact our business. Furthermore, the failure of an individual POP would result in interruption of service to the customers served by such POP until necessary repairs were effected or replacement equipment was installed.

     We have designed our network and facilities to minimize the risk of such system failure, by providing such things as back-up power generators, redundant high capacity connections to the Internet and continuous monitoring capabilities at our data centers, and redundant circuits among point of presence facilities to allow traffic rerouting in our national network. In addition, we engage in capacity planning and perform lab and field testing before integrating new and emerging technology into the network. Nonetheless, we cannot assure you that we will not experience failures or shutdowns relating to individual facilities or even catastrophic failure of the entire network. Despite precautions we have taken, a natural disaster or other unanticipated problems at one or more of our Internet data centers could result in interruptions in our services or significant damage to customer equipment. Any damage to or failure of our systems or service providers could result in reductions in, or terminations of, services supplied to our customers, which could have a material adverse effect on our business.

     Our customers are increasingly requiring that we provide a service-level warranty for our services and many of our competitors have begun to do so. As a result, in order to remain competitive, we offer service-level warranties for certain of our products and services, and expect that we will continue to evaluate and offer additional such warranties in the future. Typically, these warranties are based on service downtime, and provide a customer with service or payment credits for the month in which we do not meet the required service levels. In the future, we could experience a material decline in our revenues in connection with any significant system downtime experienced by our customers or other material changes associated with such warranty coverage.

     We carry business personal property insurance at both scheduled locations and unscheduled locations, with a blanket property limit of $10.0 million per location and business interruption insurance with a blanket limit of $2.0 million per location. This insurance may not be adequate or available to compensate us. In addition, we generally attempt to limit our liability to customers by contractually disclaiming liability or limiting liability to a usage credit based on the amount of time that the system was down. We cannot assure you, however, that such limitations of liability will be enforceable. In any event, significant or prolonged system failures or shutdowns could damage our reputation and cause us to lose our customers.

ALTHOUGH WE HAVE IMPLEMENTED NETWORK SECURITY MEASURES, OUR NETWORK MAY EXPERIENCE SECURITY BREACHES

     We have implemented various network security measures, such as limiting physical and network access to our routers. Nonetheless, we cannot assure you that our network infrastructure will not be vulnerable to human error, intentional acts of vandalism including computer viruses, break-ins and similar security breaches and disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. Such incidents could deter potential customers and adversely affect existing customer relationships.

     Security problems represent an ongoing threat to public and private data networks. Attacks upon the security of Internet sites and infrastructure continue to be reported with highly public and visible ramifications to some of the largest and most visited commercial Web sites. Inappropriate use of the network by third parties could potentially jeopardize the security of confidential information stored in our computer systems and our customer's computer systems. We may face liability and may lose potential subscribers as a result. Although we intend to continue to implement industry-standard security measures, such measures occasionally have been circumvented in the past, and we cannot assure you that our security measures will not be circumvented in the future. Addressing problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect on us, and the cost of eliminating these security breaches could be prohibitively expensive.

     PROVIDING SERVICES TO CUSTOMERS WITH MISSION-CRITICAL WEB SITES AND WEB-BASED APPLICATIONS COULD POTENTIALLY EXPOSE US TO LAWSUITS FOR CUSTOMERS' LOST PROFITS OR OTHER DAMAGES. Because our Web site and application hosting services are critical to many of our customers' businesses, any significant security breaches or interruption in our services could result in claims of lost profits or other indirect or consequential damages by our customers. Our customers are required as a general matter to sign server order forms that incorporate our standard terms and conditions. Although these terms disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other Web site or application problems that the customer may ascribe to us. There can be no assurance a court would enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations. We also believe we would have meritorious defenses to any such claims, but there can be no assurance we would prevail. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which would seriously harm our business.

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

     - an inability to integrate business applications on the Internet;

     - the need to deal with multiple and frequently incompatible vendors;

     - inadequate protection of the confidentiality of stored data and information moving across the Internet; and

     - a lack of tools to simplify Internet access and use.

     In particular, numerous published reports have indicated that the perceived lack of security of commercial data, such as credit card numbers, has significantly impeded commercial use of the Internet to date. There can be no assurance that encryption or other technologies will satisfactorily address these security concerns. Published reports have also indicated that capacity constraints caused by growth in the use of the Internet may, unless resolved, impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. The adoption of the Internet for commerce and communication, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires the understanding and acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing personnel and infrastructure obsolete. If the market for Internet access services fails to develop, develops more slowly than expected, or becomes saturated with competitors, or if Internet access and services are not broadly accepted, our business, financial condition and results of operations will be materially adversely affected. In addition, the rate of development and adoption of the Internet has been slower outside the United States and the cost of transmitting data over the Internet has been higher. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

WE MUST KEEP UP WITH TECHNOLOGY TRENDS AND EVOLVING INDUSTRY STANDARDS

     The market for Internet access and related services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new product and service introductions. Our future success will depend, in part, on our ability to effective leading technologies, continue to develop our technical expertise, enhance our current services, to develop new products and services that meet changing customer needs and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. We cannot assure you that we will be successful in accomplishing these tasks or that such new technologies or enhancements will achieve market acceptance. We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products and architectures offered by various vendors. We cannot assure you that we will be able to effectively address the compatibility and interoperability issues raised by technological changes or new industry standards. In addition, we cannot assure you that services or technologies developed by others will not render our services or technology uncompetitive or obsolete. For example, our services rely on the continued widespread commercial use of transmission control protocol/Internet protocol. Alternative open and proprietary protocol standards that compete with transmission control protocol/Internet protocol, including proprietary protocols developed by IBM and Novell, Inc., have been or are being developed. The failure of the market for business-related Internet solutions to continue to develop would adversely impact our business financial condition and results of operations.

WE FACE POTENTIAL COSTS AND LIABILITY IN CONNECTION WITH THE INFORMATION WE HOST AND THAT IS DISSEMINATED THROUGH OUR NETWORK

     We are not currently subject to direct federal, state or local government regulation, other than regulations applicable to businesses generally. There currently is only a small body of laws and regulations directly applicable to the provision of access to or commerce services on the Internet. For example, in late 1998,

Congress enacted the Digital Millennium Copyright Act, which includes a limitation on liability of on-line service providers for copyright infringement for transmitting, routing or providing connections, storage or caching of data at the direction of a user. This limitation on liability applies if the service provider has no actual knowledge that the particular data infringed on third party intellectual property rights and if certain other conditions are met. Because this law is relatively new, we are not sure how it will be applied to limit any liability that we may face in the future for possible copyright infringement-related issues that arise in connection with the services we provide. This law also requires that service providers follow certain notice and take-down procedures with respect to allegedly infringing materials in order to take advantage of the limitation on liability provided by the Act. We are in the process of implementing these sorts of procedures across our operations. Certain provisions of the Communications Decency Act, which imposes criminal penalties for using an interactive computer service for transmitting obscene or indecent communications, have been found unconstitutional by the U.S. Supreme Court. Other federal legislation, that was enacted to require limitations on access to pornography and other material deemed harmful to minors was determined to violate the First Amendment, but that decision is on appeal. We are unable to predict the outcome of this appeal or whether other similar legislation will be enacted or enforced. In addition, the Federal Trade Commission has adopted final rules that are to become effective April 21, 2000, regarding the Children's Online Privacy Protection Act's prohibition of unfair and deceptive acts and practices in connection with the collection and use of personal information from and about children on the Internet. The rules provide that Web sites directed at children under 13 years of age must obtain verifiable parental consent before collecting personal information from children and must take other measures intended to safeguard children's privacy. Additional requirements may be imposed on Web site operations relating to the use, dissemination and collection of personal information. We have adopted a standard acceptable use policy that applies to all of our customers, that prohibits them from posting, transmitting, or storing material on or through our services that we determine to be in violation of third party intellectual property rights. Our acceptable use policy also imposes other restrictions on our customers in connection with the use of our services, including prohibitions on illegal activity or other activity that is destructive or potentially destructive to our business or reputation or to our customers. We initially designed and continue to evolve our acceptable use policy to promote the security, reliability and privacy of our systems and network. However, we cannot assure that our policy will accomplish this goal or shield us from liability under the Digital Millennium Copyright Act or otherwise with respect to the activities of, or the content hosted or transmitted by, our customers or other Internet users.

     Because of the increased popularity and use of the Internet, it is likely that a number of additional laws and regulations may be adopted at the federal, state and local levels, governing such issues as user privacy, freedom of expression, pricing, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with on-line services and Internet communications. Legislation addressing such things as on-line security, privacy, mass unsolicited commercial e-mail messages, and the regulation of sales of products, such as pharmaceuticals, firearms, drug paraphernalia and gambling is proposed regularly in many states and in Congress. The implementation of any such legislation could result in direct or indirect regulation of on-line service providers generally, including Verio. In that case, it is likely that we would have to implement additional policies and procedures designed to assure our compliance with the particular legislation.

     The imposition on Internet service providers or Web hosting providers of potential liability for materials carried on or disseminated through their systems could require us to implement measures to reduce our exposure to such liability. These measures may require that we spend substantial resources or discontinue certain product or service offerings. Any of these actions could have a material adverse effect on our business, financial condition and results of operations. Further, the adoption of such laws and regulations might decrease growth of the Internet generally, which in turn could negatively impact our business. In addition, applicability to the Internet of existing laws governing such things as property ownership, intellectual property rights, taxation, obscenity, defamation, libel and personal property is uncertain. Because so many of the existing laws on these topics were adopted prior to the advent of the Internet and related technologies, as a result they do not contemplate, address or readily apply to the unique issues that the Internet and its use create.

     The law relating to the regulation and liability of Internet access providers in relation to information carried or disseminated is also developing in other countries. For example, the European Union has enacted its own data privacy regulations, and Australia has imposed new obligations on Internet service providers to block access to certain types of content. Decisions, laws, regulations and other activities regarding regulation and content liability may significantly affect the development and profitability of companies offering on-line and Internet access services.

     We carry an errors and omissions insurance policy. This insurance may not be adequate or available to compensate us for all liability that may be imposed.

OUR INTERNET ACCESS OPERATIONS MAY BE IMPACTED BY GOVERNMENT REGULATION

     Although as an Internet access provider we are not currently subject to direct federal governmental regulation other than regulations applicable to businesses generally, changes in the regulatory environment relating to the Internet connectivity market could affect our business, financial condition and results of operations. For example, regulations at the Federal Communications Commission require discounted Internet connectivity rates for schools and libraries. Due to the increasingly widespread use of the Internet for the hosting, use and transmission of content, it is likely that additional laws and regulations will be adopted at the federal, state and local level, especially that is content related, that will apply directly or indirectly to us. For example, legislation concerning unsolicited commercial e-mail messages, on-line gambling, on-line sales of pharmaceuticals, drug paraphernalia and other illegal or controlled goods and services, privacy, libel, intellectual property protection and infringement, technology export and other controls is pending and, in some cases, has been adopted in various states as well as at the federal level. We may be subject to similar or other laws and regulations in non-U.S. jurisdictions.

     Moreover, the Federal Communications Commission continues to review its regulatory position on the usage of the basic network and communications facilities by Internet service providers. Although in an April 1998 report the Federal Communications Commission determined that Internet service providers should not be treated as telecommunications carriers and, therefore, need not be regulated, future Internet service provider regulatory status remains uncertain. Indeed, in its 1998 report, the Federal Communications Commission concluded that certain services offered over the Internet, such as phone-to-phone Internet protocol telephony, may be functionally indistinguishable from traditional telecommunications service offerings and their non-regulated status may have to be re-examined.

     Changes in the regulatory structure and environment affecting the Internet access market, including regulatory changes that directly or indirectly affect telecommunications costs or increase the likelihood of competition from regional bell operating companies or other telecommunications companies, could adversely affect us. Although the Federal Communications Commission has decided not to allow local telephone companies to impose per-minute access charges on Internet service providers, and that decision has been upheld by a reviewing court, further regulatory and legislative consideration of this issue is likely. In addition, some telephone companies are seeking relief through the Federal Communications Commission and state regulatory agencies. Such rules, if adopted, are likely to have a greater impact on consumer-oriented Internet access providers than on business-oriented Internet service providers such as us. Nonetheless, the imposition of access charges would affect our costs of serving dial-up customers and could have a material adverse effect on our business, financial condition and results of operations.

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

     The key integration challenges we face in connection with our acquisitions include:

     - acquired operations, facilities, equipment, service offerings, networks, technologies, brand names and sales, marketing and service development efforts may not be effectively integrated with our existing operations;

     - anticipated cost savings and operational benefits may not be realized;

     - in the course of integrating an acquired operation, we may discover facts or circumstances that we did not know at the time of the acquisition that adversely impact our business or operations, or make the integration more difficult or expensive;

     - integration efforts may divert our resources from our existing business;

     - standards, controls, procedures and policies may not be maintained;

     - employees who are key to the acquired operations may choose to leave; and

     - we may experience unforeseen delays and expenses.

WE FACE RISKS ASSOCIATED WITH ACQUISITIONS GENERALLY

     We expect to continue our acquisition and expansion strategy. Future acquisitions could materially adversely affect our operating results as a result of dilutive issuances of equity securities and the incurrence of additional debt. In addition, the purchase price for many of these acquired businesses likely will significantly exceed the current fair value of the net identifiable assets of the acquired businesses. As a result, material goodwill and other intangible assets would be required to be recorded which would result in significant amortization charges in future periods. These charges, in addition to the financial impact of such acquisitions, could have a material adverse effect on our business, financial condition and results of operations.

     We have recorded all business acquisitions under the purchase method of accounting. With the acquisition on January 5, 1999, of Best Internet Communications, Inc. (d/b/a Hiway Technologies), which we refer to as Hiway, we recorded gross goodwill totaling approximately $241.5 million which is being amortized over a ten-year period from the acquisition date. On July 13, 1999, we acquired all of the outstanding stock of Computer Services Group, Inc. (which conducted business as digitalNATION) for $100.0 million in cash, the goodwill associated with which is being amortized over a ten-year period from the acquisition date. We cannot assure you of the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results.

THE FINANCIAL INFORMATION CONCERNING BUSINESSES WE ACQUIRE MAY BE INACCURATE

     A number of the Internet businesses we have acquired did not have audited financial statements, and this may be true for subsequent acquisitions as well. These companies often have varying degrees of internal controls and detailed financial information, and the financial information we are able to provide for recently completed acquisitions may not be audited. Our subsequent audits of those acquired companies may reveal significant issues with respect to revenues, expenses and liabilities, contingent or otherwise.

OUR OPERATING RESULTS FLUCTUATE DUE TO A VARIETY OF FACTORS AND ARE NOT NECESSARILY A MEANINGFUL INDICATOR OF FUTURE PERFORMANCE

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

     - one-time costs associated with acquisitions and the consolidation and integration of our acquired operations; and

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

     We depend on key personnel and could be affected by the loss of their services because of the limited number of qualified people in our industry.

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

OUR NOTES ARE EFFECTIVELY SUBORDINATED TO ALL OF OUR SECURED INDEBTEDNESS AND THE LIABILITIES OF OUR SUBSIDIARIES.

     Our notes are general senior unsecured obligations, ranking pari passu in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, in particular, the 1997 Notes, the March

1998 Notes, the November 1998 Notes, and the November 1999 Notes, and are senior in right of payment to all of our existing and future subordinated indebtedness. Our notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all indebtedness of our subsidiaries. At December 31, 1999, we had approximately $36.8 million of secured indebtedness outstanding to which holders of our notes would have been effectively subordinated in right of payment and approximately $14.8 million of subsidiary indebtedness to which holders of our notes would have been structurally subordinated. Our revolving credit facility is secured and therefore our notes are effectively subordinated to the revolving credit facility.

     We are a holding company that conducts substantially all of our revenue producing operations through our operating subsidiaries. Claims of holders of our notes will be effectively subordinated to the indebtedness and other liabilities and commitments of our subsidiaries and claims by Verio as an equity holder in our non-wholly owned subsidiaries and minority interests will be limited to the extent of our direct or indirect investment in such entities. The ability of creditors, including the holders of our notes, to participate in the assets of any of our subsidiaries upon any liquidation or bankruptcy of any such entity will be subject to the prior claims of that entity's creditors, including trade creditors, and any prior or equal claim of any other equity holder. In addition, the ability of our creditors, including the holders of notes, to participate in distributions of assets of our subsidiaries will be limited to the extent that the outstanding shares of any of our subsidiaries are either pledged to secure other creditors (which is the case under our revolving credit facility) or are not owned by Verio.

WE WILL DEPEND UPON THE CASH FLOW OF OUR SUBSIDIARIES TO REPAY OUR NOTES.

     Our notes are obligations solely of Verio. Our ability to pay interest on the notes or to repay the notes at maturity or otherwise will be dependent upon the cash flows of our operating subsidiaries and the payment of funds by those subsidiaries to us in the form of repayment of loans, dividends, management fees or otherwise. Our operating subsidiaries have no obligation, contingent or otherwise, to pay amounts pursuant to the notes or to make funds available therefor, whether in the form of loans, dividends or other distributions. In addition, to the extent we make minority investments and investments in joint ventures as a part of our strategy, we may not have access to the cash flows of such entities. Accordingly, our ability to repay the notes at maturity or otherwise may be dependent upon our ability to refinance the notes, which will in turn depend, in large part, upon factors beyond our control. While at the present time there are no material agreements in place which prohibit or restrict our subsidiaries' right or ability to make such payments, future agreements may contain covenants prohibiting them from distributing or advancing funds to Verio under certain circumstances, including to fund interest payments in respect of the notes.

WE ARE SUBJECT TO RESTRICTIVE COVENANTS THAT LIMIT OUR FLEXIBILITY

     Our $100.0 million revolving credit facility may only be used if we meet certain financial tests. Our credit facility and other debt instruments contain customary covenants limiting our flexibility, including covenants limiting our ability to incur additional debt, make liens, make investments, consolidate, merge or acquire other businesses and sell assets, pay dividends and other distributions, make capital expenditures and enter into transactions with affiliates. Such covenants may make it difficult for us to pursue our business strategies. Failure to comply with the terms of the credit facility would entitle the secured lenders to foreclose on certain of our assets, including the capital stock of our subsidiaries. The secured lenders would be repaid from the proceeds of the liquidation of those assets before the assets would be available for distribution to other creditors and, lastly, to the holders of Verio's capital stock. Our ability to satisfy the financial and other restrictive covenants may be affected by events beyond our control.

IT IS UNLIKELY THAT INVESTORS WILL RECEIVE A RETURN ON OUR COMMON STOCK THROUGH THE PAYMENT OF CASH DIVIDENDS

     We have never declared or paid cash dividends on our common stock and have no intention of doing so in the foreseeable future. In addition, although we have the option of paying dividends in cash, our ability to pay cash dividends is substantially restricted under various covenants and conditions contained in our debt instruments. In any event, under Delaware law we are permitted to pay dividends on our capital stock only out of our surplus, or if we have no surplus, out of our net profits for the year in which a dividend is declared or for the immediately preceding fiscal year. Surplus is defined as the excess of a company's total assets over the sum of its total liabilities and convertible preferred stock plus the par value of its outstanding capital stock. As of December 31, 1999, we had stockholders' equity of approximately $533.1 million. We have had a history of losses and expect to operate at a net loss for the next several years. These net losses will reduce our stockholders' equity. For the year ended December 31, 1999, we had net loss attributable to common stockholders of $192.8 million. We cannot predict what the value of our assets or the amount of our liabilities will be in the future.

PAYMENT OF DIVIDENDS AND ADDITIONAL DIVIDENDS ON OUR PREFERRED STOCK THAT ARE MADE IN SHARES OF COMMON STOCK MAY NOT RESULT IN STATED DIVIDEND YIELD

     In the event dividends or additional dividends, if any, on our convertible preferred stock are paid in shares of common stock, the number of shares of common stock to be issued on each dividend payment date will be determined by dividing the total dividend and additional dividends, if any, to be paid on each share of convertible preferred stock by the Market Value Amount, as defined in the certificate of designation governing the convertible preferred stock. If the market value applicable in determining the Market Value Amount is higher than the market value for the common stock on the dividend payment date and a holder of the convertible preferred stock sells at the lower price, a holder's actual dividend yield could be lower than the stated dividend yield on the convertible preferred stock. In addition, a holder of the convertible preferred stock is likely to incur commissions and other transaction costs in connection with the sale of such common stock.

OUR CONVERTIBLE PREFERRED STOCK AND COMMON STOCK ARE SUBORDINATED TO ALL OUR LIABILITIES

     In the event of bankruptcy, liquidation or reorganization of Verio, our assets will be available to pay obligations on the convertible preferred stock and common stock only after all indebtedness and other liabilities, including our existing notes and all subsequent series of preferred stock which may rank senior to the convertible preferred stock, have been paid. There may not be sufficient assets remaining to pay amounts due on any or all of the convertible preferred stock or common stock then outstanding. With regard to the convertible preferred stock, while we consider the funds placed in the deposit account to be the property of the purchasers of the convertible preferred stock and not our property, in a bankruptcy proceeding, our creditors or a trustee in bankruptcy could claim that those funds constitute property of our bankrupt estate. If that were to occur, access to the funds in the deposit account by the purchasers of the convertible preferred stock would be denied until all our indebtedness had been paid in full. As of December 31, 1999, the convertible preferred stock is junior in right of payment to $1,098.8 million total long-term liabilities of Verio, of which $14.8 million is attributed to our subsidiaries.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW EQUITY OFFERINGS

     No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability for future sales of shares of common stock or securities convertible into or exercisable for our common stock will have on the market price of common stock prevailing from time to time. Sale, or the availability for sale, of substantial amounts of common stock by existing stockholders under Rule 144, through the exercise of registration rights or the issuance of shares of common stock upon the exercise of stock options or warrants, or the conversion of our convertible preferred stock, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock and could materially impair our future ability to raise capital through an offering of equity securities.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION AND COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

     Our certificate of incorporation and bylaws, certain provisions of Delaware law and the certificate of designation governing the convertible preferred stock may make it difficult in some respects to cause a change in control of Verio and replace incumbent management. In addition, Nippon Telegraph and Telephone

Corporation has the right to designate a member of our board of directors and is subject to certain standstill and other limitations on its ability to make further acquisitions of our stock that could delay, defer or prevent a change of control. The existence of these provisions may collectively have a negative impact on the price of the common stock, may discourage third-party bidders from making a bid for Verio, or may reduce any premiums paid to stockholders for their common stock. In addition, the board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of Verio without action by our stockholders.

WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDS THAT WE WILL NEED TO REMAIN
COMPETITIVE

     We depend on a number of different financing sources to fund our growth and continued losses from operations. However, we cannot assure you that we will be able to raise such funds on favorable terms or at all. In the event that we are unable to obtain such additional funds on acceptable terms or otherwise, we may be unable or determine not to take advantage of new opportunities or take other actions that otherwise might be important to our operations.

     We expect to make significant capital expenditures in order to maintain our competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. In addition to our continuing acquisition efforts, we currently expect that our significant capital expenditures will include the following:

     - network equipment;

     - network operating and data centers;

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

ITEM 2. PROPERTIES.

     Verio's corporate headquarters is located in Englewood, Colorado, where it leases approximately 43,362 square feet of office space. Its lease agreement, which commenced February 1, 1998, is for a term of five years. Verio also has executed a lease covering approximately 20,700 square feet of space in the InfoMart in Dallas, Texas, where it maintains its network operations center and customer support center. That lease expires on August 30, 2000. A new data center is under construction in Dulles, Virginia and is currently expected to be completed by the end of the second quarter of 2000. Verio has entered into a ten-year lease for the Dulles data center, which covers approximately 80,400 square feet of space, and the ten-year lease term will begin 90 days after the facility is 90% complete or, when Verio commences operations in the space, whichever is earlier. Verio also has executed a ten-year lease covering approximately 6,203 square feet in Vienna, Virginia, where it maintains a data center and offices for locally-based personnel. That lease expires on May 31, 2008. Another data center is located in San Jose, California, where Verio leases approximately 17,111 square feet of space under a twenty-year lease which expires on September 1, 2019. Two other data centers are located in New York City, New York and Boston, Massachusetts, where Verio leases 11,900 square feet and 8,000 square feet of space, respectively, under ten-year leases which terminate on December 1, 2009 and June 1, 2009, respectively. Hiway's principal executive offices and data center was located in Boca Raton, Florida. The lease, which covers rentable area of approximately 78,971 square feet, commenced on February 1, 1998 and is for a term of seven years, expiring on January 31, 2005. Verio currently uses this space to house locally-based personnel and as a data center. Hiway also entered into a seven-year lease for approximately 15,850 square feet of office space in Mountain View, California. This lease commenced on June 1, 1995 and expires on May 31, 2002. Verio currently uses this space for a data center and to house locally-based personnel. Verio also leases space, typically less than 200 square feet, in various geographic locations to house network infrastructure and telecommunications equipment. Certain operational functions are also located in various regional operation offices, where Verio typically is party to lease agreements for administrative office space sufficient for locally based personnel, as well as smaller site leases to house network equipment. In connection with the data center expansion strategy announced by Verio in January 2000, we recently have executed leases for additional data center space in Chicago, Seattle, Portland, and Springfield, Virginia, providing a total of approximately 230,000 square feet of space, and are continuing to negotiate and pursue additional space for this purpose.

ITEM 3. LEGAL PROCEEDINGS.

     Verio is party to various legal proceedings that have arisen in the ordinary course of business. We do not believe any of these proceedings, if determined adversely to us, would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The common stock of Verio is traded on the Nasdaq National Market (Nasdaq
Symbol: VRIO). The following table presents for the periods indicated the high and low bid prices for our common stock, as reported by the Nasdaq National Market.

                                                                PRICE RANGE OF
                                                                 COMMON STOCK
                                                              ------------------
                                                              HIGH/ASK   LOW/BID
                                                              --------   -------
First Quarter...............................................   $28.61    $10.50
Second Quarter..............................................   $39.00    $20.81
Third Quarter...............................................   $42.50    $24.81
Fourth Quarter..............................................   $55.63    $27.50

     On March 14, 2000, the closing price of our common stock as reported on the Nasdaq National Market was $50.94 per share. As of March 14, 2000, there were approximately 385 holders of record of our common stock.

     We have never declared or paid any dividends on our common stock and do not expect to pay dividends in the foreseeable future. Verio's current policy is to retain all of its earnings to finance future growth and acquisitions. Furthermore, the terms of the indentures relating to each of the November 1999 Notes, the November 1998 Notes, the March 1998 Notes and the 1997 Notes, as well as the $100.0 million revolving credit facility, place limitations on our ability to pay dividends. Future dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our operations, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

     In July 1999, we issued 7.2 million shares of 6.75% Series A Convertible Preferred Stock, with a liquidation preference of $50.00 per share, for approximate net proceeds of $347.3 million. The shares of preferred stock are convertible to shares of common stock at $48.2813 per share. The convertible preferred stock may be redeemed, at our option, at a redemption premium of 102.0% of the liquidation preference, plus accumulated and unpaid dividends on or after August 1, 2001, but prior to August 1, 2002, if the trading price of our common stock equals or exceeds $72.4219 per share for a specified period. In addition to the payments described above, holders will receive a payment equal to the present value of the dividends that would thereafter have been payable on the convertible preferred stock through and including August 1, 2002. Except as described above, we may not redeem the convertible preferred stock prior to August 1, 2002. Beginning on August 1, 2002, we may redeem the convertible preferred stock initially at a redemption premium of 103.8571% of the liquidation preference and thereafter at prices declining to 100.0% on or after August 1, 2006, plus, in each case, all accumulated and unpaid dividends. Verio may effect any redemption, in whole or in part, by delivering cash, shares of our common stock or a combination thereof. At the closing of this offering, the initial purchasers of the convertible preferred stock deposited approximately $24.3 million into an account from which quarterly cash payments will be made, or which may be used, at Verio's option, to purchase shares of our common stock from us for delivery to holders in lieu of cash payments. The deposit account will expire on August 1, 2000 unless it is earlier terminated and is reflected in restricted cash. Subsequent to August 1, 2000, dividends will accrue on a cumulative basis at 6.75% per annum.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The selected historical consolidated financial data as of December 31, 1996, 1997, 1998 and 1999, and for the period from inception (March 1, 1996) to December 31, 1996 and the years ended December 31, 1997, 1998 and 1999 has been derived from our audited Consolidated Financial Statements.

     The information contained below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Results of operations for the period from inception (March 1, 1996) to December 31, 1996 and the years ended December 31, 1997, 1998 and 1999 are not necessarily indicative of results of operations for future periods. Our development and expansion activities, including acquisitions, during the periods shown below may significantly affect the comparability of this data from one period to another.

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

                                             PERIOD FROM
                                              INCEPTION
                                          (MARCH 1, 1996) TO    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                             DECEMBER 31,      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1996              1997           1998           1999
                                          ------------------   ------------   ------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue...........................        $2,365           $ 35,692      $ 120,653      $ 258,336
Total costs and expenses................         8,645             75,981        211,671        376,403
                                                ------           --------      ---------      ---------
Loss from operations....................        (6,280)          $(40,289)     $ (91,018)     $(118,067)
                                                ======           ========      =========      =========
Loss before extraordinary item..........        (5,122)          $(46,069)     $(111,854)     $(181,906)
                                                ======           ========      =========      =========
Net loss................................        (5,122)          $(46,069)     $(121,955)     $(181,906)
                                                ======           ========      =========      =========
Net loss attributable to common
  stockholders..........................        (5,145)          $(46,329)     $(122,042)     $(192,774)
                                                ======           ========      =========      =========
Loss per common share -- basic and
  diluted:
  Loss per common share before
     extraordinary item.................         (2.65)          $ (20.24)     $   (2.62)     $   (2.56)
                                                ======           ========      =========      =========
  Loss per common share.................         (2.65)          $ (20.24)     $   (2.85)     $   (2.56)
                                                ======           ========      =========      =========
Weighted average common shares
  outstanding -- basic and diluted......         1,944              2,290         42,752         75,372

                                                                      AS OF
                                          -------------------------------------------------------------
                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                              1996            1997            1998            1999
                                          -------------   -------------   -------------   -------------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............     $66,467        $ 62,662        $433,424       $  506,055
Securities available for sale...........          --           9,924         143,963          358,969
Restricted cash and securities..........          --          40,554          14,805           20,481
Goodwill, net...........................       8,736          83,216         236,696          546,936
Total assets............................      82,628         246,471         933,712        1,763,724
Long-term debt and capital lease
  obligations, net of discount..........         106         142,321         674,618        1,086,681
Redeemable preferred stock..............      76,877          97,249              --               --
Stockholders' equity (deficit)..........      (4,055)        (27,001)        202,681          533,123

                                            PERIOD FROM
                                             INCEPTION
                                         (MARCH 1, 1996) TO    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                1996              1997            1998            1999
                                         ------------------   -------------   -------------   -------------
                                                                   (IN THOUSANDS)
SUPPLEMENTAL FINANCIAL DATA:
EBITDA.................................       $(5,611)          $ (29,665)      $ (51,292)      $  (8,562)
Cash flows used by operations..........        (2,326)            (35,323)        (64,239)        (69,579)
Cash flows used by investing
  activities...........................        (9,123)           (130,254)       (284,891)       (591,666)
Cash flows from financing activities...        77,916             161,772         719,892         733,876
Capital expenditures...................         3,430              14,547          23,058         146,840
Cash dividends on common stock.........            --                  --              --              --

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

     Our Company was founded in March 1996. Since then, we have rapidly established a global presence by acquiring and growing Internet service providers with a business customer focus. We are the world-wide leader in hosting domain-based Web sites and a leading provider of high speed connectivity and enhanced services such as electronic commerce and virtual private networks based on secure Internet communications links, to small and medium sized businesses. As of December 31, 1999 we served over 300,000 customer accounts, including over 340,000 hosted Web sites, and had total revenue of approximately $258.3 million for the year ended December 31, 1999.

     From the time of our inception we have raised substantial amounts of capital through the private placement and public sale of various debt and equity securities. The proceeds of these financings were used to invest in and acquire Internet service, Web hosting, and related service providers, to fund operations, and to build a national infrastructure including a national network, network operations center, data centers and other hosting facilities, and billing, customer care and financial reporting systems. During 1999, we sold $360.0 million of our Series A convertible preferred stock to institutional investors, and raised $400.0 million by issuing additional senior notes to institutional investors. We expect to use the proceeds of these offerings to further our strategic acquisition and investment strategy and to fund our operations.

     In January 2000, we announced our new $350 million capital budget for 2000 in connection with our plan to significantly expand our Web hosting and co-location physical infrastructure, systems and personnel. Of that budgeted amount, approximately $300 million relates to the expansion of hosting operations, including $200 million for new and expanded hosting centers, $45 million for additional servers, and the balance for product development, software licenses, IT systems, a new Web operations control center, and leasehold improvements. Approximately $50 million has been budgeted for network equipment, systems and facilities to support the growth of our high speed access business. We expect that all of these expenditures will be funded with cash on hand.

     Since inception, we have completed over 50 acquisitions, all using the purchase method of accounting. As a result, we have recorded significant amounts of goodwill, which totaled $626.2 million, gross, at December 31, 1999. We have undertaken to consolidate the ownership and management of the acquired operations into nationally managed functional areas, such as sales, marketing, customer care, network and finance. In addition, we are deploying systems for sales force automation, operations, customer support, accounting and other back-office functions in order to be more efficient. Although we have incurred and continue to incur significant costs in these efforts, we expect to realize substantial long term cost savings as a result. We have incurred net losses since we were formed. For the period from inception to December 31, 1996, and the years ended December 31, 1997, 1998 and 1999, we reported net losses attributable to common stockholders of $5.1 million, $46.3 million, $122.0 million and $192.8 million, respectively.

RESULTS OF OPERATIONS

     The following table presents operating data, as a percentage of total revenue, for the years ended December 31, 1997, 1998 and 1999. This information is from our Consolidated Financial Statements included in this Annual Report on Form 10-K. This information should be read in conjunction with the Financial Statements and Notes thereto:

                                                               FOR THE YEARS ENDED
                                                              ----------------------
                                                              1997     1998     1999
                                                              ----     ----     ----
Revenue:
  Internet connectivity.....................................    66 %     63 %    47 %
  Enhanced services and other...............................    34 %     37 %    53 %
                                                              ----     ----     ---
          Total revenue.....................................   100 %    100 %   100 %
Costs and expenses:
  Cost of service...........................................    45 %     45 %    31 %
  Sales and marketing.......................................    30 %     27 %    23 %
  General and administrative................................   108 %     70 %    49 %
  Depreciation and amortization.............................    30 %     33 %    43 %
                                                              ----     ----     ---
          Total costs and expenses..........................   213 %    175 %   146 %
                                                              ----     ----     ---
          Loss from operations..............................  (113)%    (75)%   (46)%
Other income (expense):
  Interest income...........................................    17 %     12 %     9 %
  Interest expense and other................................   (33)%    (30)%   (34)%
  Equity in losses of affiliates............................    (5)%     --      --
                                                              ----     ----     ---
          Loss before minority interests and extraordinary
            item............................................  (134)%    (93)%   (71)%
Minority interests..........................................     5 %     --      --
                                                              ----     ----     ---
          Loss before extraordinary item....................  (129)%    (93)%   (71)%
Extraordinary item -- loss related to debt repurchase.......    --       (8)%    --
                                                              ----     ----     ---
          Net loss..........................................  (129)%   (101)%   (71)%
Accretion of preferred stock to liquidation value and Return
  on convertible preferred stock............................    (1)%     --      (4)%
                                                              ----     ----     ---
          Net loss attributable to common stockholders......  (130)%   (101)%   (75)%
                                                              ====     ====     ===

  Revenue

     Most of our revenue is received from business customers who purchase Web hosting products, high-speed Internet connectivity, and other enhanced value Internet services. Verio offers a broad range of connectivity options to its customers including dedicated, digital subscriber lines, integrated services digital network, frame relay and dial-up connections. Connectivity customers typically sign a contract for one year of service and pay fixed, recurring monthly service charges plus a one-time setup fee under those agreements. These charges vary depending on the type of service, the length of the contract and local market conditions. Our Web hosting customers typically pay fixed, recurring monthly service charges plus a one-time setup fee. These charges vary depending on the amount of disk space and transit required by the customer. Other enhanced services include:

     - e-commerce;

     - virtual private networks permitting our customers to engage in private and secure Internet communication with their employees, vendors, customers and suppliers;

     - security services;

     - co-location services, which include leased space, connectivity and support services in specialized facilities for customers that wish to place their own equipment and software in our secure, controlled facilities;

     - consulting; and,

     - the sales of equipment and customer circuits.

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

  Cost of Service

     Cost of service consists primarily of local telecommunications expense. Local telecommunications expense is primarily the cost of transporting data between a customer's place of business, Verio's local points of presence and a national point of presence. Cost of service also includes Internet access expense and the cost of equipment sold to customers. Internet access expense is the cost that we pay to lease fiber capacity that we use to carry our customers' data between national points of presence on the Internet. Most of the Internet businesses and operations we have acquired were parties to various local telecommunications and Internet access contracts with third parties when we acquired them. We are in the process of converting that traffic carried by third parties to our own network.

  Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, commissions and advertising.

  General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related benefits, rent and utilities. Such expenses also include the expenses of general management, engineering, customer care and accounting.

     In 1998, Verio incurred significant one-time expenses in connection with the operational consolidation and integration of its acquisitions. These expenses included approximately $1.9 million, primarily related to severance costs in connection with the elimination of approximately 250 positions that were no longer necessary due to the efficiencies of the national services. These terminations were completed as of December 31, 1999.

     General and administrative expenses are expected to continue to increase in absolute dollars, but decrease as a percentage of total revenue as revenue growth continues to outpace general expenses. Verio's scalable systems limit the number of additional personnel and the need for additional office space to support incremental revenue. We expect these systems will result in the ability to add significant additional revenue at low incremental costs. Although we expect to continue to reduce our operating losses as a percentage of revenue, there can be no assurance that we will be able to do so, or that the rate of any reduction in losses will be as rapid as we expect. One-time integration expenses are expected to continue as the integration of previously acquired companies is not yet complete, and due to the cost of integrating future acquisitions.

  Depreciation and Amortization

     Depreciation is provided over the estimated useful lives of assets ranging from three to five years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a ten-year period. Debt issuance costs are amortized over the life of the debt. Other intangibles consist primarily of the costs associated with customer acquisitions and non-compete agreements and are amortized over a three-year period or the life of the agreement. As of December 31, 1999, the Company had entered into a 20-year capacity agreement with Qwest to acquire fiber capacity on Qwest's fiber optic network for $65.5 million which was paid in cash as of December 31, 1999. This payment will be depreciated over the life of the agreement. Additional acquisitions and investments are expected to cause depreciation and goodwill amortization to increase significantly in the future.

  Other expenses

     Other expenses consist primarily of interest expense and interest income.

  Year ended December 31, 1998 compared to the year ended December 31, 1999

     Total revenue increased 114% from $120.7 million for the year ended December 31, 1998 to $258.3 million for the year ended December 31, 1999. Acquisitions completed after December 31, 1998 and internal growth both contributed significantly to this increase. Revenue from Web hosting and other Internet enhanced value services increased from 37% of revenue for the year ended December 31, 1998 to 53% for the year ended December 31, 1999, and is expected to continue to grow as a percent of revenue. The increase in revenue from Web hosting and other enhanced value Internet services is primarily the result of acquisitions we made at the end of 1998 and in 1999 (including Hiway and digitalNATION).

     Cost of service increased $25.3 million, or 47%, from $54.0 million for the year ended December 31, 1998 to $79.3 million for the year ended December 31, 1999, due to acquisitions and internal growth. However, as a percentage of revenue, cost of service decreased from 45% for the year ended December 31, 1998 to 31% for the year ended December 31, 1999. This improvement is due primarily to the scale efficiencies of our local and national networks and the shift in our revenue mix to products with higher gross margin, such as Web hosting. As Verio continues to grow, we expect our cost of service to continue to increase in absolute dollars. However, we also expect cost of service to decrease as a percentage of total revenue, as Verio's revenue mix shifts to higher margin Web hosting and other enhanced value Internet services and as traffic is shifted from third party networks to the Verio network.

     Sales and marketing expenses increased $27.3 million from $33.3 million for the year ended December 31, 1998 to $60.6 million for the year ended December 31, 1999, due to increases in the number of direct sales representatives, indirect channel managers and marketing personnel and increased brand advertising. However, as a percent of revenue, sales and marketing expenses decreased from 27% for the year ended December 31, 1998 to 23% for the year ended December 31, 1999. As Verio seeks to accelerate our revenue growth, we also expect sales and marketing expense to increase in total dollars but to remain flat as a percentage of revenue.

     General and administrative expenses increased $42.4 million from $84.6 million for the year ended December 31, 1998, to $127.0 million for the year ended December 31, 1999, primarily due to acquisitions. However, as a percentage of revenue, general and administrative expenses decreased from 70% to 49%, which was the result of efficiencies realized by integrating the operations of numerous acquisitions and the shift in product mix toward Web hosting, which has lower general and administrative costs. In the near term, as a result of planned investments in new and expanded data centers, scalable web hosting operations and international operations, Verio expects significant increases in general and administrative expenses, both in absolute dollars and as a percentage of revenue.

     Depreciation and amortization expenses increased $69.8 million, or 176%, from the year ended December 31, 1998 to December 31, 1999, primarily due to increases in equipment and leasehold improvements and goodwill. As of December 31, 1999, the Company had entered into a 20-year capacity agreement with Qwest to acquire fiber capacity on Qwest's fiber optic network. Required prepayments under this agreement totalling $65.5 million were paid in cash by December 31, 1999. This payment will be depreciated over the life of the agreement. Depreciation expense is expected to increase significantly as a result of the $350 million capital improvements program planned for 2000.

     Interest and other expenses increased from $35.9 million for the year ended December 31, 1998 to $87.2 million for the year ended December 31, 1999, primarily due to the issuance of the November 1998 Notes and the November 1999 Notes. Interest income increased from $14.6 million for the year ended December 31, 1998 to $23.3 million for the year ended December 31, 1999 due to increased cash balances resulting from these debt offerings and issuance of $360.0 million in preferred stock in July 1999. See "-- Liquidity and Capital Resources."

     During the year ended December 31, 1998, an extraordinary loss of $10.1 million was recorded in connection with the refinancing of $50.0 million of the 1997 Notes. See "-- Liquidity and Capital Resources."

     Other comprehensive income increased $89.6 million from the year ended December 31, 1998 to December 31, 1999, primarily due to the unrealized gain on investments in publicly traded equity securities.

  Year ended December 31, 1997 compared to the year ended December 31, 1998

     Total revenue increased 238% from $35.7 million for the year ended December 31, 1997 to $120.7 million for the year ended December 31, 1998. Acquisitions completed after December 31, 1997 contributed significantly to this increase, adding $41.4 million of the $85.0 million increase.

     Cost of service increased $38.0 million from $16.0 million for the year ended December 31, 1997 to $54.0 million for the year ended December 31, 1998, primarily due to acquisitions. However, as a percentage of revenue, cost of service remained constant at 45%, as the increases in cost and capacity of the new national network were offset by the lower per unit cost of these facilities.

     Sales and marketing expenses decreased from 30% of total revenue for the year ended December 31, 1997 to 27% for the year ended December 31, 1998, due in part to efficiencies gained from the regionalization and nationalization of certain sales and marketing functions. These savings were partially offset by increased expenses related to an increase in the number of direct sales representatives and marketing personnel, and the initiation of a national advertising campaign.

     General and administrative expenses increased $46.0 million from $38.6 million for the year ended December 31, 1997 to $84.6 million for the year ended December 31, 1998, primarily due to acquisitions. However, as a percentage of revenue, general and administrative expenses decreased from 108% to 70%, which was the result of efficiencies realized by combining and integrating the operations of numerous acquisitions onto Verio's national systems.

     Depreciation and amortization expenses increased $29.1 million, or 274%, from the year ended December 31, 1997 to December 31, 1998, primarily due to increases in equipment and leasehold improvements and goodwill.

     Interest expenses increased from $11.8 million for the year ended December 31, 1997 to $35.9 million for the year ended December 31, 1998, primarily as a result of the issuance of the 1997 Notes, the March 1998 Notes and the November 1998 Notes. Interest income increased from $6.1 million for the year ended December 31, 1997 to $14.6 million for the year ended December 31, 1998 due to increased cash balances resulting from the debt offerings and the sale of stock. See "-- Liquidity and Capital Resources."

     During the year ended December 31, 1997, Verio recognized equity in losses of affiliates of $2.0 million under the equity method of accounting for investments owned 50% or less. Such losses were not significant for the year ended December 31, 1998. See note 1 to the Consolidated Financial Statements of the Company.

CASH FLOW ANALYSIS

  Year ended December 31, 1998 compared to the year ended December 31, 1999

     The most significant changes in cash balances and cash flows between 1998 and 1999 are explained by acquisitions, the issuance of the March 1998 Notes, the November 1998 Notes, the November 1999 Notes and the issuance of preferred stock. The acquisitions of Hiway in January 1999 and digitalNATION in July 1999 resulted in an aggregate cash outflow of approximately $276.0 million and also caused amortization to increase approximately $26.4 million between the two years. The issuance of $175.0 million of 10 3/8% debt in March 1998, $400.0 million of 11 1/4% debt in November 1998, $400.0 million of 10 5/8% debt in November 1999 and $360.0 million in gross proceeds from the issuance of preferred stock in July 1999 caused cash balances and interest expenses to increase significantly. The upfront payment totaling $65.5 million to Qwest was the most significant capital expenditure during 1999. The $10.1 million extraordinary charge during the year ended December 31, 1998 related to the repurchase of $50.0 million of the 1997 Notes. Cash flows used by operations as a percentage of revenue improved from (53%) to (27%) from the year ended December 31, 1998 to the year ended December 31, 1999. Cash provided by working capital items was $5.1 million for the year ended December 31, 1998, compared to $1.5 million for the year ended December 31, 1999.

  Year ended December 31, 1997 compared to the year ended December 31, 1998

     Net cash used by operating activities was $64.2 million during the year ended December 31, 1998, which includes cash provided by working capital items of $5.1 million. Sources of cash included approximately $120.8 million net proceeds from our IPO, $100.0 million from the sale of common stock to an affiliate of NTT, $175.0 million from the March 1998 Notes and $400.0 million from the November 1998 Notes. Cash used during 1998 was primarily for business combinations and capital expenditures, and totaled $151.1 million and $23.1 million for these items, respectively. Verio also used approximately $54.5 million of the proceeds from the March 1998 Notes to repurchase $50.0 million principal amount of the 1997 Notes.

LIQUIDITY AND CAPITAL RESOURCES

     Our business strategy has required, and is expected to continue to require, substantial capital to fund acquisitions and investments, capital expenditures and interest expense.

     In 1996, we raised approximately $78.1 million from the sale of preferred stock and approximately $1.1 million from the sale of common stock. In 1997, we raised approximately $20.0 million from the sale of preferred stock, and issued
0.7 million shares of preferred stock in connection with an acquisition.

     On June 24, 1997, we completed the placement of $150.0 million principal amount of the 1997 Notes and attached warrants. One hundred and fifty thousand units were issued, each consisting of $1,000 principal amount of notes and eight warrants. The 1997 Notes mature on June 15, 2004 and interest, at the annual rate of 13 1/2%, is payable semi-annually in arrears on June 15 and December 15 of each year. Each warrant entitles the holder thereof to purchase 3.52 shares of Verio's common stock at a price of $.005 per share, for a total of 4,224,960 shares. The warrants and the 1997 Notes were separated on December 15, 1997. Concurrent with the completion of the sale of the 1997 Notes, we were required to deposit funds into an escrow account in an amount that together with interest was sufficient to fund the first five interest payments. The final interest payment from the escrow account was made on December 15, 1999. The 1997 Notes are redeemable at our option commencing June 15, 2002. The 1997 Notes are senior unsecured obligations ranking equally in right of payment with all existing and future unsecured and senior indebtedness.

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

     At various times during the first four months of 1998, we issued 1.5 million additional shares of Series D-1 preferred stock in connection with the purchases of substantially all the remaining unowned interests in our subsidiaries and affiliates.

     In May 1998, we completed our initial public offering, selling an aggregate of 11.5 million shares of common stock, including the partial exercise of the over-allotment option by the initial purchasers in the initial public offering, for net proceeds of approximately $120.8 million, after deducting underwriting discounts, commissions and expenses. Concurrently with our initial public offering, we completed the sale of 9.0 million shares of common stock to an affiliate of Nippon Telegraph and Telephone Corporation for net proceeds of approximately $100.0 million.

     On November 25, 1998, we sold $400.0 million principal amount of the November 1998 Notes, for net proceeds of approximately $389.0 million. Interest at the annual rate of 11 1/4% is payable semi-annually in arrears on June 1 and December 1 of each year, commencing June 1, 1999. We have the option of redeeming the November 1998 Notes starting December 1, 2003.

     In August 1999, Verio replaced its earlier $70.0 million revolving credit facility with a new $100.0 million revolving credit facility with a group of commercial lending institutions. This facility is secured by substantially all of the stock of our subsidiaries and by an agreement with Qwest pursuant to which Verio may lease fiber capacity from time to time. The credit facility requires no payments of principal until its maturity on June 30, 2002. The terms of the credit facility provide for borrowings at a margin of 2% above the LIBOR. There is a commitment fee of 1/2 of 1% per annum on the undrawn amount of the credit facility. We have made no borrowings under the credit facility.

     The credit facility contains a number of other restrictions, including limitations on our ability to:

     - engage in businesses other than the Internet service business;

     - place liens on our assets; and

     - pay cash dividends.

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

     In July 1999, we issued 7.2 million shares of 6.75% Series A Convertible Preferred Stock, with a liquidation preference of $50.00 per share, for approximate net proceeds of $347.3 million. The shares of preferred stock are convertible to shares of common stock at $48.2813 per share. The convertible preferred stock may be redeemed, at our option, at a redemption premium of 102.0% of the liquidation preference, plus accumulated and unpaid dividends on or after August 1, 2001, but prior to August 1, 2002, if the trading price of our common stock equals or exceeds $72.4219 per share for a specified period. In addition to the payments described above, holders will receive a payment equal to the present value of the dividends that would thereafter have been payable on the convertible preferred stock through and including August 1, 2002. Except as described above, we may not redeem the convertible preferred stock prior to August 1, 2002. Beginning on August 1, 2002, we may redeem the convertible preferred stock initially at a redemption premium of 103.8571% of the liquidation preference and thereafter at prices declining to 100.0% on or after August 1, 2006, plus, in each case, all accumulated and unpaid dividends. Verio may effect any redemption, in whole or in part, by delivering cash, shares of our common stock, or a combination thereof. At the closing of this offering, the initial purchasers of the convertible preferred stock deposited approximately $24.3 million into an account from which quarterly cash payments will be made, or which may be used, at Verio's option, to purchase shares of our common stock from us for delivery to holders in lieu of cash payments. The deposit account will expire on August 1, 2000 unless it is earlier terminated and is reflected in restricted cash. Subsequent to August 1, 2000, dividends will accrue on a cumulative basis at 6.75% per annum.

     On November 19, 1999, we sold $400.0 million principal amount of the November 1999 Notes, for net proceeds of approximately $388.0 million. Interest at the annual rate of 10 5/8% is payable semi-annually in arrears on May 15 and November 15 of each year commencing May 15, 2000. We have the option of redeeming the November 1999 Notes starting November 15, 2004.

     The 1997 Notes, the March 1998 Notes and the November 1998 Notes contain terms, other than the rate of interest and maturity, that are substantially similar. The terms of the indentures governing these Notes impose significant limitations on our ability to incur additional indebtedness unless we have issued additional equity, or if our Consolidated Pro Forma Interest Coverage Ratio, as defined in the indentures, is greater than or equal to 1.8 to 1.0 prior to June 30, 1999, or 2.5 to 1.0 on or after that date, and if the ratio of our total debt to consolidated annualized pro forma operating cash flow is not higher than 6:1.

     The indentures contain a number of other restrictions, including, among others, limitations on our ability to:

     - engage or make investments in businesses other than the Internet service business;

     - place liens on or dispose of our assets; and

     - pay cash dividends.

     If a change of control with respect to Verio occurs, we are required to make an offer to purchase all the Notes then outstanding at a price equal to 101% of the respective principal amount of the notes, plus accrued and unpaid interest. We are in compliance with the provisions of all of our debt agreements.

     As of December 31, 1999, we had approximately $885.5 million in cash and cash equivalents and securities available for sale (including $20.5 million of restricted cash). Our business plan for 2000 currently anticipates investing approximately $350.0 million over the year for capital expenditures. Approximately $300.0 million is budgeted for the expansion of hosting operations. Specifically, the expenditures include $200.0 million for new and expanded hosting centers, $45.0 million for additional servers, and the balance for product development, software licenses, IT systems, a new Web operations control center and leasehold improvements. Approximately $50.0 million of capital has been budgeted for network equipment, systems and facilities to support the growth of our high-speed access business.

     We also have significant debt service requirements. At December 31, 1999 our long-term liabilities were $1,098.8 million, and the expected annual interest expense associated with the 1997 Notes, March 1998 Notes, the November 1998 Notes and the November 1999 Notes is approximately $119.2 million. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

     Our anticipated expenditures are inherently uncertain and will vary widely based on many factors including operating performance and working capital requirements, the cost of additional acquisitions and investments, the requirements for capital equipment to operate our business and our ability to raise additional funds. Accordingly, we may need significant amounts of cash in excess of our plan, and no assurance can be given as to the actual amounts of our future expenditures. We will have to increase revenue without a commensurate increase in costs to generate sufficient cash to enable us to meet our debt service obligations. There can be no assurance that we will have sufficient financial resources if operating losses increase or additional acquisition or other investment opportunities become available.

     We expect to meet our capital needs for the next 12 months with cash on hand, and beyond 12 months, with the proceeds from the sale or issuance of capital stock, the credit facility, lease financing and additional debt. We regularly examine financing alternatives based on prevailing market conditions and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent on obtaining positive operating cash flow and, to the extent cash flow is not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale. In addition, our operating flexibility with respect to certain business activities is limited by covenants associated with our indebtedness. There can be no assurance that such covenants will not adversely affect our ability to finance our future operations or capital needs or to engage in business activities that may be in our interest.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS 133 -- An Amendment of SFAS 133, has delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of these pronouncements did not and is not expected to have a significant effect on the Company's financial position or results of operations.

IMPACT OF YEAR 2000

     The commonly referred to Year 2000 or Y2K issue results from the fact that many computer programs and systems were developed without considering the possible impact of a change in the century designation that occurred on January 1, 2000. As a result, these programs and systems use only two digits instead of four to identify the year in the date field. Many people were concerned that essential systems and programs might not properly recognize this date and therefore could generate wrong data, calculate erroneous results, or fail if the issue remained uncorrected. As a result of these concerns, we undertook a pervasive inventory, internal and third party compliance assessment, and service-level testing effort across all of our operations. Based on these initiatives we discovered certain non-material Y2K compliance issues and took appropriate corrective actions in advance of January 1, 2000. On January 1, 2000 and since that time, we have not experienced any significant Year 2000 problems in connection with any of our systems or operations. Based on that experience, we do not expect that we will encounter any significant latent Y2K-related problems in the future. As of December 31, 1999, we had spent approximately $1 million in the aggregate in connection with our Y2K assessment and remediation efforts. These costs included external costs primarily associated with outside consultants, and hardware and software remediation costs incurred in connection with the compliance program. These costs do not include internal costs for employee time spent on the project, and various system upgrades that we implemented and that otherwise would be part of our overall capital expenditure program.

FORWARD-LOOKING STATEMENTS

     The statements included in the discussion and analysis above that are not historical or factual are "forward-looking statements" (as that term is defined in the Private Securities Litigation Reform Act of 1995). The safe harbor provisions provided in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, apply to forward-looking statements made by Verio. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward-looking statements addressing the timing, costs and scope of our acquisition of, or investments in, existing affiliates, the revenue and profitability levels of the affiliates in which we invest, the anticipated reduction in operating costs resulting from the integration and optimization of those affiliates, and other matters contained herein or therein from time to time regarding matters that are not historical facts, are only predictions. No assurance can be given that future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based on current expectations and a variety of assumptions relating to the business of Verio, which, although we consider them reasonable, may not be realized. Because of the number and range of the assumptions underlying Verio's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of Verio, some of the assumptions will not materialize and unanticipated events and circumstances may occur subsequent to the date of this report. Therefore, the actual experience of Verio and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discussion relates to Verio's exposure to market risk related to changes in interest rates, foreign currency exchange rates and security prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially due to a number of factors including those set forth under the captions "We have substantial liabilities which may impact our future operations and affect our ability to meet our debt obligations" and "We may be unable to raise additional funds that we will need in order to remain competitive" in the section titled "Factors Affecting Future Operating Results."

INTEREST RATE RISK

     At December 31, 1999, Verio had cash and cash equivalents and securities available for sale of approximately $885.5 million (including restricted cash of $20.5 million). These securities available for sale include highly liquid investments in debt obligations of highly rated entities with maturities of between one and 360 days and equity securities. The investments in debt obligations of $107.4 million are subject to interest rate risk and will fall in value if market interest rates increase. Verio expects to hold these investments in debt obligations until maturity, and therefore expects to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest income as our cash is reinvested at lower rates.

     Verio has debt that is substantial in relation to its stockholders' equity and cash flow. At December 31, 1999, Verio had long-term liabilities in the aggregate amount of $1,098.8 million, representing 67% of its total capitalization. The majority of Verio's long-term debt is comprised of fixed rate debt resulting from the issuance of the 1997 Notes, the March 1998 Notes, the November 1998 Notes and the November 1999 Notes. A change of interest rates would not affect our obligations under these agreements. Increases in market interest rates would increase the interest expense associated with any future borrowings under our bank credit facility.

FOREIGN CURRENCY RATE RISK

     Verio does not currently have any significant foreign currency exposure. However, a portion of our revenue (approximately 10%) is generated from sources outside the United States. Some of these transactions are denominated in local currencies, and any currency devaluation would affect the amount of revenues that Verio would receive from its international operations. As these operations represent a small portion of Verio's revenue, we do not have any significant overall currency exposure at December 31, 1999. Verio does not hedge against foreign currency rate changes.

     On January 1, 1999, 11 of 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro, and adopted the euro as their common legal currency (the "Euro Conversion"). Verio has not commenced any assessment of the effects of the Euro Conversion. Based on the size of our international investments, any effect is not expected to be material.

SECURITY PRICES

     Verio is also exposed to changes in stock prices as a result of its holdings in publicly traded equity securities. Changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The index to our Consolidated Financial Statements, Financial Schedules, and the Report of the Independent Auditors appears in Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Verio Inc.:

     We have audited the accompanying consolidated balance sheets of Verio Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verio Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                            /s/ KPMG LLP

Denver, Colorado
March 9, 2000

                          VERIO INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                  1998          1999
                                                              ------------   ----------
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
Current assets:
  Cash and cash equivalents.................................   $ 433,424     $  506,055
  Securities available for sale.............................     143,963        358,969
  Restricted cash and securities (note 4 and 6).............      13,629         18,801
  Trade receivables, net of allowance for doubtful accounts
    of $4,763 and $8,694....................................      15,084         32,642
  Prepaid expenses and other................................       7,831         14,386
                                                               ---------     ----------
         Total current assets...............................     613,931        930,853
Restricted cash and securities (note 4 and 6)...............       1,176          1,680
Investments in affiliates, at cost (note 2).................       8,298          8,957
Prepaid marketing expense (note 2)..........................          --         17,247
Equipment and leasehold improvements (note 3)...............      77,118        269,132
Less accumulated depreciation and amortization..............     (26,672)       (64,002)
                                                               ---------     ----------
  Net equipment and leasehold improvements..................      50,446        205,130
Other assets:
  Goodwill, net of accumulated amortization of $21,614 and
    $79,263 (note 2)........................................     236,696        546,936
  Debt issuance costs, net of accumulated amortization of
    $1,710 and $3,934.......................................      18,542         28,362
  Other, net of accumulated amortization of $624 and $8,262
    (note 2)................................................       4,623         24,559
                                                               ---------     ----------
         Total assets.......................................   $ 933,712     $1,763,724
                                                               =========     ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  10,501     $   29,807
  Accrued expenses..........................................      14,228         42,223
  Accrued interest payable..................................       9,634         18,620
  Line of credit, notes payable and current portion of
    long-term debt (note 4).................................       3,329            945
  Current portion of capital lease obligations (note 5).....       5,848         15,447
  Deferred revenue..........................................      12,512         24,800
                                                               ---------     ----------
         Total current liabilities..........................      56,052        131,842
Long-term debt, less current portion, net of discount (note
  4)........................................................     668,177      1,070,601
Capital lease obligations, less current portion (note 5)....       6,441         16,080
Other long-term liabilities (note 2)........................          --         12,078
                                                               ---------     ----------
         Total liabilities..................................     730,670      1,230,601
                                                               ---------     ----------
Minority interests in subsidiaries (note 2).................         361             --
Stockholders' equity (note 7):
  Preferred stock, 12,500,000 shares authorized; 7,200,000
    outstanding of 6.75% Series A Convertible Preferred
    (aggregate liquidation preference $360,000) (note 6)....          --        347,304
  Common stock, $.001 par value; 250,000,000 shares
    authorized; 66,292,020 and 77,769,395 shares issued and
    outstanding at December 31, 1998 and 1999...............          66             78
  Additional paid-in capital................................     376,131        462,480
  Accumulated deficit.......................................    (173,516)      (366,290)
  Accumulated other comprehensive income....................          --         89,551
                                                               ---------     ----------
         Total stockholders' equity.........................     202,681        533,123
                                                               ---------     ----------
Commitments and contingencies (note 5)
         Total liabilities and stockholders' equity.........   $ 933,712     $1,763,724
                                                               =========     ==========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              1997         1998          1999
                                                           ----------   -----------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Internet connectivity:
     Dedicated...........................................  $  16,383    $   53,274    $  95,674
     Dial-up.............................................      7,093        22,865       24,997
  Enhanced services and other............................     12,216        44,514      137,665
                                                           ---------    ----------    ---------
          Total revenue..................................     35,692       120,653      258,336
Costs and expenses:
  Cost of service........................................     15,974        54,023       79,288
  Sales and marketing....................................     10,744        33,320       60,623
  General and administrative and other (note 7)..........     38,639        84,602      126,987
  Depreciation and amortization..........................     10,624        39,726      109,505
                                                           ---------    ----------    ---------
          Total costs and expenses.......................     75,981       211,671      376,403
                                                           ---------    ----------    ---------
     Loss from operations................................    (40,289)      (91,018)    (118,067)
Other income (expense):
  Interest income........................................      6,080        14,628       23,344
  Interest expense.......................................    (11,826)      (35,946)     (87,183)
  Equity in losses of affiliates.........................     (1,958)           --           --
                                                           ---------    ----------    ---------
     Loss before minority interests and extraordinary
       item..............................................    (47,993)     (112,336)    (181,906)
Minority interests.......................................      1,924           482           --
                                                           ---------    ----------    ---------
  Loss before extraordinary item.........................    (46,069)     (111,854)    (181,906)
Extraordinary item -- loss related to debt repurchase
  (note 4)...............................................         --       (10,101)          --
                                                           ---------    ----------    ---------
          Net loss.......................................    (46,069)     (121,955)    (181,906)
Accretion of preferred stock to liquidation value and
  return on convertible preferred stock (note 6).........       (260)          (87)     (10,868)
                                                           ---------    ----------    ---------
          Net loss attributable to common stockholders...  $ (46,329)   $ (122,042)   $(192,774)
                                                           =========    ==========    =========
Weighted average number of common shares
  outstanding -- basic and diluted.......................      2,290        42,752       75,372
                                                           =========    ==========    =========
Loss per common share -- basic and diluted:
  Loss per common share before extraordinary item........  $  (20.24)   $    (2.62)   $   (2.56)
  Extraordinary item.....................................         --         (0.23)          --
                                                           ---------    ----------    ---------
     Loss per common share...............................  $  (20.24)   $    (2.85)   $   (2.56)
                                                           =========    ==========    =========
Net loss.................................................  $ (46,069)   $ (121,955)   $(181,906)
                                                           ---------    ----------    ---------
Other comprehensive income (losses):
  Foreign currency translation loss......................         --            --         (153)
  Unrealized gains on securities.........................         --            --       89,704
                                                           ---------    ----------    ---------
Other comprehensive income...............................         --            --       89,551
                                                           ---------    ----------    ---------
          Total comprehensive losses.....................  $ (46,069)   $ (121,955)   $ (92,355)
                                                           =========    ==========    =========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                         ACCUMULATED
                                                          COMMON STOCK       ADDITIONAL                     OTHER
                                           PREFERRED   -------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                                             STOCK       SHARES     AMOUNT    CAPITAL       DEFICIT        INCOME         TOTAL
                                           ---------   ----------   ------   ----------   -----------   -------------   ---------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCES AT JANUARY 1, 1997..............  $     --     2,180,000    $ 2      $  1,088     $  (5,145)      $    --      $  (4,055)
Issuance of common stock for exercise of
  options................................        --       152,400     --           148            --            --            148
Issuance of common stock for cash........        --       176,666     --           360            --            --            360
Warrants issued in connection with debt
  offering (note 4)......................        --            --     --        12,675            --            --         12,675
Issuance of preferred stock in business
  combination (note 6)...................    10,200            --     --            --            --            --         10,200
Accretion of redeemable preferred stock
  to liquidation value...................        --            --     --            --          (260)           --           (260)
Net loss.................................        --            --     --            --       (46,069)           --        (46,069)
                                           --------    ----------    ---      --------     ---------       -------      ---------
BALANCES AT DECEMBER 31, 1997............    10,200     2,509,066      2        14,271       (51,474)           --        (27,001)
Issuance of common stock for:
  Exercise of options....................        --       315,770      1           664            --            --            665
  Exercise of warrants...................        --     1,313,976      1             5            --            --              6
  Employee purchases.....................        --       143,094     --           988            --            --            988
Issuance of common stock in initial
  public offering, net of expenses (note
  7).....................................        --    11,470,000     12       120,806            --            --        120,818
Issuance of common stock to private
  investor (note 7)......................        --     8,987,754      9        99,990            --            --         99,999
Issuance of Series D-1 preferred stock in
  business combinations (notes 2 and
  6).....................................    26,726            --     --            --            --            --         26,726
Accretion of redeemable preferred stock
  to liquidation value...................        --            --     --            --           (87)           --            (87)
Issuance of common stock pursuant to
  conversion of Series D-1 preferred
  stock (note 6).........................   (36,926)    4,429,026      4        36,922            --            --             --
Issuance of common stock pursuant to
  Conversion of Series A, B and C
  redeemable preferred stock (note 6)....        --    37,123,334     37        97,269            --            --         97,306
Issuance of common stock options in
  business combinations (note 2).........        --            --     --         1,937            --            --          1,937
Stock option related compensation and
  severance costs (note 7)...............        --            --     --         3,279            --            --          3,279
Net loss.................................                                                   (121,955)                    (121,955)
                                           --------    ----------    ---      --------     ---------       -------      ---------
BALANCES AT DECEMBER 31, 1998............  $     --    66,292,020     66       376,131      (173,516)           --        202,681
Issuance of common stock for:
  Exercise of options....................        --     2,404,210      2        10,601            --            --         10,603
  Exercise of warrants...................        --     1,657,437      2           914            --            --            916
  Employee purchases.....................        --       360,276      1         2,811            --            --          2,812
  Exercise of warrants issued pursuant to
    a
    non-cash exchange of notes...........        --       715,760      1         2,357            --            --          2,358
Stock issued pursuant to the acquisition
  of Best Internet Communications, Inc.
  (note 2)...............................        --     6,289,692      6        50,314            --            --         50,320
Issuance of common stock, options and
  warrants in business combinations (note
  2).....................................        --        50,000     --        17,612            --            --         17,612
Issuance of convertible preferred stock,
  net of issuance costs..................   347,304            --     --            --            --            --        347,304
Stock option related compensation and
  severance costs (note 7)...............        --            --     --         1,740            --            --          1,740
Other comprehensive income...............        --            --     --            --            --        89,551         89,551
Return on convertible preferred stock....        --            --     --            --       (10,868)           --        (10,868)
Net loss.................................        --            --     --            --      (181,906)           --       (181,906)
                                           --------    ----------    ---      --------     ---------       -------      ---------
BALANCES AT DECEMBER 31, 1999............  $347,304    77,769,395    $78      $462,480     $(366,290)      $89,551      $ 533,123
                                           ========    ==========    ===      ========     =========       =======      =========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (46,069)  $(121,955)  $(181,906)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...........................     10,624      39,726     109,505
    Minority interests' share of losses.....................     (1,924)       (482)         --
    Stock option related compensation and severance costs...         --       3,279       1,740
    Other...................................................         --          --        (377)
    Equity in losses of affiliates..........................      1,958          --          --
    Extraordinary item -- loss related to debt repurchase...         --      10,101          --
    Changes in operating assets and liabilities, excluding
      effects of business combinations:
      Receivables...........................................     (1,561)     (2,058)    (12,895)
      Prepaid expenses and other current assets.............     (2,305)     (1,283)     (9,630)
      Accounts payable......................................     (1,656)     (1,766)     15,779
      Accrued expenses......................................      3,082         654       2,877
      Accrued interest payable..............................        844       9,674      (1,008)
      Deferred revenue......................................      1,684        (129)      6,336
                                                              ---------   ---------   ---------
         Net cash used by operating activities..............    (35,323)    (64,239)    (69,579)
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements.......    (14,547)    (23,058)   (146,840)
  Acquisition of net assets in business combinations and
    investments in affiliates, net of cash acquired.........    (64,023)   (151,119)   (321,572)
  Change in restricted cash and securities..................    (40,554)     25,750      (5,343)
  Purchase of securities available for sale, net............     (9,924)   (134,039)   (105,522)
  Other.....................................................     (1,206)     (2,425)    (12,389)
                                                              ---------   ---------   ---------
    Net cash used by investing activities...................   (130,254)   (284,891)   (591,666)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from lines of credit, notes payable and long-term
    debt, net of issuance costs.............................    145,512     559,340     387,081
  Repayments of lines of credit and notes payable...........     (3,468)    (57,885)     (3,177)
  Repayments of capital lease obligations...................       (950)     (4,039)    (11,663)
  Proceeds from issuance of common and preferred stock, net
    of issuance costs.......................................     20,678     222,476     361,635
                                                              ---------   ---------   ---------
    Net cash provided by financing activities...............    161,772     719,892     733,876
                                                              ---------   ---------   ---------
    Net increase (decrease) in cash and cash equivalents....     (3,805)    370,762      72,631
Cash and cash equivalents:
  Beginning of year.........................................     66,467      62,662     433,424
                                                              ---------   ---------   ---------
  End of year...............................................  $  62,662   $ 433,424   $ 506,055
                                                              =========   =========   =========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $  10,982   $  27,156   $  83,019
                                                              =========   =========   =========
  Cash paid for return on convertible preferred stock.......  $      --   $      --   $   6,075
                                                              =========   =========   =========
Supplemental disclosures of non-cash investing and financing activities:
  Equipment acquired through capital lease obligations......  $   3,301   $  11,027   $  29,293
                                                              =========   =========   =========
  Acquisition of net assets in business combinations through
    issuance of notes payable...............................  $   4,718   $      --   $      --
                                                              =========   =========   =========
  Acquisition of net assets in business combinations through issuance of preferred stock, common stock and preferred
    stock options...........................................  $  10,200   $  28,663   $  67,932
                                                              =========   =========   =========
  Warrants issued in connection with debt offering..........  $  12,675   $      --   $      --
                                                              =========   =========   =========
  Other liabilities incurred for prepaid marketing expense
    and acquisition of customers through AOL agreement......  $      --   $      --   $  25,000
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                          VERIO INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization and Basis of Presentation

     Verio Inc. (Verio or the Company) was incorporated on March 1, 1996. Verio commenced operations in April 1996 and had no activity other than the sale of common stock to founders prior to April 1, 1996. Since then, Verio has rapidly established a global presence by acquiring and growing Internet service providers with a business customer focus. Verio is the world-wide leader in hosting domain-based Web sites and is a leading provider of high speed connectivity and enhanced services such as electronic commerce and virtual private networks to small and medium sized businesses. Verio operates in one business segment and has operations in the United States, Europe and Asia. International operations were not significant in 1997, 1998, and approximated 10% of total revenue in 1999.

     The accompanying consolidated financial statements include the accounts of Verio and its majority owned subsidiaries, as described in Note 2. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

  (b) Cash and Cash Equivalents, Restricted Cash and Securities Available for
      Sale

     Verio considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Included in cash equivalents as of December 31, 1998 and 1999 are U.S. government, municipal and corporate debt securities, money market accounts and commercial paper totaling $433.4 million and $506.1 million respectively, with maturities ranging from thirty to ninety days. Verio's securities available for sale consist of readily marketable debt securities with remaining maturities of more than 90 days and less than 360 days at time of purchase, commercial paper and equity securities. Verio has classified a portion of its investment portfolio as available for sale securities. Available for sale securities are stated at fair value with unrealized gains and losses included in other comprehensive income. Realized gains and losses are determined on a specific identification basis. Securities available for sale consisted of the following as of December 31:

                                                             FAIR VALUE
                                                          -----------------         1999
                                                           1998      1999      INTEREST RATES
                                                          -------   -------   ----------------
                                                           (IN THOUSANDS)
Commercial paper........................................   68,627   149,958          --
Corporate notes and bonds...............................    9,794    47,600   6.125% to 9.500%
Medium term notes.......................................   56,944    52,821   6.125% to 9.500%
Equity securities.......................................       --   108,537          --
Other...................................................    8,598        53          --
                                                          -------   -------
                                                          143,963   358,969
                                                          =======   =======

     At December 31, 1998, the amortized cost of these securities approximated market value. In 1999, unrealized gains were approximately $89.7 million, primarily related to equity securities.

     Restricted cash and securities include U.S. government securities which are considered to be securities held to maturity and recorded at cost. At December 31, 1998 and 1999, cost approximated market value.

  (c) Equipment and Leasehold Improvements

     Equipment and leasehold improvements are recorded at cost. Depreciation is provided over the estimated useful lives of the assets ranging from 3 to 5 years using the straight-line method. The cost of the 20-year capacity agreement with Qwest Communications Corporation ("Qwest") will be depreciated using the

                          VERIO INC. AND SUBSIDIARIES
straight line method over the life of the agreement. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

  (d) Investments in Affiliates

     Investments in affiliates generally represent newly issued preferred or common shares of various affiliates. During the year ended December 31, 1997, Verio recognized equity in losses of affiliates of $1,958,000. Such losses were not significant for the years ended December 31, 1998 and 1999.

  (e) Other Assets

     The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a 10-year period. Other intangibles are amortized using the straight-line method over periods ranging from three to seven years.

  (f) Debt Issuance Costs

     Debt issuance costs are amortized over the terms of the related debt.

  (g) Long-Lived Assets

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

  (h) Revenue Recognition

     Revenue related to Internet and enhanced services is recognized as the services are provided, and deferred and amortized to operations for amounts billed relating to future periods. Revenue from consulting services is recognized as the services are provided. Revenue from hardware and software sales is recognized upon shipment of the respective products.

  (i) Peering Relationships

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

  (j) Income Taxes

     Verio accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the

                          VERIO INC. AND SUBSIDIARIES
difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

  (k) Stock-Based Compensation

     Verio accounts for its stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). Verio has provided pro forma disclosures of net loss and loss per share as if the fair value based method of accounting for the plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), had been applied. Pro forma disclosures include the effects of employee stock options granted subsequent to January 1, 1996.

  (l) Loss Per Share

     Loss per share ("EPS") is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic EPS excludes dilution for potential common stock and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS are the same in 1997, 1998 and 1999, as all potential common stock instruments, consisting of options, warrants and convertible preferred stock, are antidilutive.

  (m) Reclassifications

     Certain prior year amounts have been reclassified for comparability with the 1999 presentation.

                          VERIO INC. AND SUBSIDIARIES

(2) BUSINESS COMBINATIONS, INVESTMENTS IN AFFILIATES AND ASSET ACQUISITIONS

     During the year ended December 31, 1997, Verio completed 24 business combinations and investments for cash, notes payable and preferred stock. All of the acquisitions were accounted for using the purchase method of accounting. For those businesses acquired and consolidated, the results of operations for the acquired businesses are included in Verio's consolidated statement of operations from the dates of acquisition. Eighteen subsidiaries were acquired and newly consolidated during 1997. In addition, Verio formed two new start-up subsidiaries. Summary information regarding these acquisitions is as follows:

  Consolidated acquisitions in 1997:

                                                                         TOTAL OWNERSHIP
                                                           OWNERSHIP       INTEREST AT      APPROXIMATE
                                                            INTEREST      DECEMBER 31,        PURCHASE
BUSINESS NAME                          ACQUISITION DATE   PURCHASED(A)       1997(A)          PRICE(E)
-------------                          ----------------   ------------   ---------------   --------------
                                                                                           (IN THOUSANDS)
Global Enterprise
  Services -- Network Division......  January 17, 1997        100%            100%(d)         $ 2,350
Pioneer Global Telecommunications,
  Inc. .............................  February 6, 1997        100%            100%(c)           1,011
Compute Intensive Inc. .............  February 18, 1997        55%             55%(b)           4,900
NorthWestNet, Inc. .................  February 28, 1997        85%             85%(c)           9,464
RUSTnet, Inc. ......................  March 14, 1997          100%            100%(c)           1,703
Aimnet Corporation..................  May 19, 1997             55%
                                      September 22, 1997       45%            100%(c)           7,613
Branch Information Services, Inc....  September 17, 1997      100%            100%(c)           1,687
West Coast Online, Inc. ............  April 29, 1997           12%
                                      September 30, 1997       68%            100%(b)           1,775
Communique, Inc. ...................  October 2, 1997         100%            100%(c)           3,000
Clark Internet Services, Inc........  October 17, 1997         51%             51%(b)           3,520
ATMnet..............................  November 5, 1997        100%            100%(d)           5,522
Global Internet Network Services,
  Inc. .............................  December 1, 1997        100%            100%(c)           6,000
Surf Network, Inc. .................  January 31, 1997         25%
                                      December 22, 1997        75%            100%(b)             603
PREPnet.............................  December 24, 1997       100%            100%(d)           1,405
Sesquinet...........................  December 24, 1997       100%            100%(d)             732
Service Tech, Inc. .................  August 1, 1997           40%
                                      December 31, 1997        60%            100%(b)           2,055
Monumental Network Systems, Inc.....  December 31, 1997       100%            100%(c)           3,962
Internet Servers, Inc. .............  December 31, 1997       100%            100%(c)          20,000
                                                                                              -------
                                                                                              $77,302
Acquisition costs.......................................................................        3,396
                                                                                              -------
                                                                                              $80,698
                                                                                              =======

     The aggregate purchase price, including acquisition costs, was allocated based upon fair values as follows:

Equipment..................................................  $12,378
Goodwill...................................................   77,772
Net current liabilities....................................   (9,452)
                                                             -------
          Total purchase price.............................  $80,698
                                                             =======

                          VERIO INC. AND SUBSIDIARIES

  Unconsolidated investments in 1997:

                                                                       TOTAL OWNERSHIP
                                                          OWNERSHIP      INTEREST AT      APPROXIMATE
                                                          INTEREST      DECEMBER 31,        PURCHASE
BUSINESS NAME                         ACQUISITION DATE   PURCHASE(A)       1997(A)          PRICE(E)
-------------                         ----------------   -----------   ---------------   --------------
                                                                                         (IN THOUSANDS)
Pacific Rim Network, Inc. ..........  February 4, 1997       27%             27%(b)          $  150
Internet Engineering Associates,
  Inc. .............................  March 4, 1997          20%             20%(b)             206
Internet Online, Inc. ..............  March 5, 1997          35%             35%(b)           1,050
Structured Network Systems, Inc.....  March 6, 1997          20%             20%(b)             150
National Knowledge Networks, Inc....  November 7, 1997       15%             41%(b)             599
Signet Partners, Inc. ..............  November 20, 1997      16%             41%(b)             414
                                                                                             ------
                                                                                             $2,569
Acquisition costs.....................................................................          253
                                                                                             ------
                                                                                             $2,822
                                                                                             ======

                          VERIO INC. AND SUBSIDIARIES

     During the year ended December 31, 1998, Verio purchased additional investments in 11 of its partially-owned affiliates and acquired 15 new internet service providers for a combination of cash and Series D-1 Preferred Stock. All acquisitions were accounted for using the purchase method of accounting. For those businesses acquired and consolidated, the results of operations are included in Verio's consolidated statement of operations from the dates of acquisition. Summary information regarding the 1998 business combinations is as follows:

  Consolidated acquisitions in 1998:

                                                                        TOTAL OWNERSHIP
                                                          OWNERSHIP       INTEREST AT      APPROXIMATE
                                                           INTEREST      DECEMBER 31,        PURCHASE
BUSINESS NAME                         ACQUISITION DATE   PURCHASED(A)       1998(A)          PRICE(E)
-------------                         ----------------   ------------   ---------------   --------------
                                                                                          (IN THOUSANDS)
Signet Partners, Inc. ..............  January 30, 1998        14%              --                  --
                                      February 26, 1998       45%            100%            $  1,925
Pacific Rim Network, Inc. ..........  February 16, 1998       73%            100%                 730
Clark Internet Services, Inc. ......  February 25, 1998       49%            100%               3,863
Internet Engineering Associates,
  Inc...............................  February 25, 1998       80%            100%               1,608
On-Ramp Technologies, Inc. .........  February 26, 1998       45%            100%              11,849
National Knowledge Networks, Inc....  February 27, 1998       59%            100%               2,092
Access One, Inc. ...................  February 27, 1998       80%            100%               5,601
NSNet, Inc. ........................  February 27, 1998      100%            100%               3,661
NorthWestNet, Inc. .................  March 6, 1998           15%            100%               4,803
LI Net, Inc. .......................  April 9, 1998          100%            100%               6,500
STARnet, L.L.C. ....................  April 14, 1998         100%            100%               3,500
Computing Engineers Inc. ...........  April 15, 1998         100%            100%               9,000
Florida Internet Corporation........  April 15, 1998         100%            100%               2,200
Structured Network Systems, Inc. ...  April 16, 1998          80%            100%               1,250
Compute Intensive Inc. .............  April 24, 1998          45%            100%              14,260
Matrix Online Media, Inc. ..........  May 5, 1998            100%            100%               4,000
PacketWorks, Inc. ..................  June 19, 1998          100%            100%                 852
Internet Online, Inc. ..............  June 30, 1998           65%            100%               4,200
NTX, Inc. (TABNet)..................  July 7, 1998           100%            100%              45,800
MagicNet, Inc. .....................  July 23, 1998          100%            100%               3,300
Smart.Connect (a division of
  FiberServices, Inc.)..............  August 5, 1998         100%            100%               1,009
TerraNet............................  August 7, 1998         100%            100%               4,271
Internet Now, Inc. .................  August 20, 1998        100%            100%                 998
WWW Service AG......................  October 21, 1998        80%             80%               8,430
Tinkleman Enterprises, Inc.
  (NYNet)...........................  December 3, 1998       100%            100%               7,000
QualNet, Inc. (Internet Access
  Group, Inc. and Great Plains Net,
  Inc.).............................  December 31, 1998      100%            100%              15,535
                                                                                             --------
                                                                                              168,237
Acquisition costs......................................................................         6,255
                                                                                             --------
                                                                                             $174,492
                                                                                             ========

                          VERIO INC. AND SUBSIDIARIES

     The aggregate purchase price, including acquisition costs, was allocated based upon fair values as follows:

Equipment.................................................  $  6,586
Goodwill..................................................   171,499
Net current liabilities...................................    (3,593)
                                                            --------
          Total purchase price............................  $174,492
                                                            ========

---------------

(a) Represented existing ownership interest or, in the case of investments in preferred stock, ownership upon conversion of preferred shares to common, on a fully diluted basis.

(b)  Represented ownership of preferred stock of affiliate or subsidiary.

(c)  Represented ownership of common stock of affiliate or subsidiary.

(d)  Represented acquisition of net assets.

(e) Purchase prices are comprised of cash, notes payable, the issuance of shares of Series D-1 preferred stock, and the granting of an option to purchase shares of Series D-1 preferred stock. The value of such shares, which were converted to common stock of Verio in May 1998, as described in note 6, was generally determined by Verio's Board of Directors based on comparable valuations of private and public companies, methodologies based on multiples of revenue and discounted cash flows, and arms-length negotiated values.

     In January 1999, Verio completed the acquisition of all the outstanding common stock of Best Internet Communications, Inc. (which does business as Hiway Technologies, Inc. ("Hiway")) for total consideration of approximately $241.5 million, including $176.0 million in cash and approximately 9.8 million shares of Verio common stock. In February 1999, Verio completed the acquisition of Web Communications, LLC for approximately $8.0 million in cash. In July 1999, Verio acquired all of the outstanding stock of Computer Services Group, Inc. (which does business as digitalNATION) for $100.0 million in cash. In December 1999, Verio purchased 31% of one of its start-up subsidiaries for 50,000 shares of common stock bringing Verio's ownership to 100% and also purchased the remainder of a subsidiary majority owned by Hiway for approximately $3.5 million in cash. All acquisitions were accounted for using the purchase method of accounting. For those businesses acquired and consolidated, the results of operations for the acquired businesses are included in Verio's consolidated statement of operations from the dates of acquisition. Summary information regarding the 1999 business combinations is as follows:

  Consolidated acquisitions in 1999:

                                                                   OWNERSHIP
                                                                   INTEREST     APPROXIMATE
BUSINESS NAME                                   ACQUISITION DATE   PURCHASED   PURCHASE PRICE
-------------                                   ----------------   ---------   --------------
                                                                               (IN THOUSANDS)
Best Internet Communications, Inc. ...........  January 5, 1999      100%         $241,505
Web Communications, LLC.......................  February 19, 1999    100%            8,000
Computer Services Group, Inc.
  (digitalNATION).............................  July 13, 1999        100%          100,000
                                                                                  --------
                                                                                  $349,505
Acquisition costs...........................................................         5,276
                                                                                  --------
                                                                                  $354,781
                                                                                  ========

                          VERIO INC. AND SUBSIDIARIES

     The aggregate purchase price, including acquisition costs, was allocated based upon fair values as follows:

Equipment.................................................  $ 19,110
Goodwill..................................................   349,944
Net current liabilities...................................   (14,273)
                                                            --------
          Total purchase price............................  $354,781
                                                            ========

     The following presents the condensed unaudited pro forma results of operations of Verio as though the above noted acquisitions had occurred at the beginning of the respective period in which the acquisition occurred, as well as at the beginning of the immediately preceding period:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT FOR
                                                                   PER SHARE DATA)
Revenue.....................................................   $ 194,806     $ 263,697
Net loss....................................................    (149,091)     (186,459)
Net loss attributable to common stockholders................    (149,178)     (197,327)
Loss per common share -- basic and diluted..................   $   (3.04)    $   (2.61)

     The pro forma results do not necessarily represent results that would have occurred if the consolidated acquisitions had occurred at the beginning of the respective periods nor are they necessarily indicative of the results of future operations.

     Investment in affiliates at December 31, 1999 consists primarily of the Company's cost-based investment in VIANet.Works, Inc.

     Effective March 4, 1999, Verio entered into an agreement with America Online, Inc. ("AOL"). Under this three-year agreement, Verio will purchase advertising promotions from AOL to promote Verio's Web hosting and related business-focused commerce products and services on AOL's four key U.S. on-line media properties. Verio's promotional rights with respect to Web hosting and designated electronic commerce products and services are exclusive during this period on these four specified sites. AOL has also conveyed its Prime Host and CompuServe BusinessWeb hosting customers to Verio. Verio agreed to make guaranteed payments totaling $42.5 million over the first two years of the agreement, with AOL participating in future revenue under specified circumstances defined in the agreement. The first payment of $17.5 million was made in March 1999. The guaranteed payments to AOL have been allocated to subscribers and prepaid advertising costs based on the estimated fair values of the assets acquired, and are amortized over a three year period. At December 31, 1999, $25.0 million was due under the agreement and is included in current and other long-term liabilities.

(3) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------   --------
Internet access and computer equipment......................  $66,408   $175,111
Fiber capacity..............................................       --     65,477
Furniture, fixtures and computer software...................    5,823      9,062
Leasehold improvements......................................    4,887     19,482
                                                              -------   --------
                                                              $77,118   $269,132
                                                              =======   ========

                          VERIO INC. AND SUBSIDIARIES

     Total depreciation and amortization expense was $6.9 million, $19.5 million and $41.8 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     As of December 31, 1999, the Company had entered into a 20-year capacity agreement with Qwest to acquire fiber capacity on Qwest's fiber optic network for $65.5 million which is being depreciated using the straight-line method over the life of the agreement.

(4) DEBT

     Lines of credit, notes payable and long-term debt as of December 31 consists of the following:

                                                                1998        1999
                                                              --------   ----------
                                                                 (IN THOUSANDS)
10 5/8% Senior Notes due 2009(a)............................  $     --   $  400,000
11 1/4% Senior Notes due 2008(b)............................   400,000      400,000
10 3/8% Senior Notes due 2005(c)............................   175,000      175,000
13 1/2% Senior Notes due in 2004, net of unamortized
  discount of $7,296 and 6,375 as of December 31, 1998 and
  December 31, 1999, respectively(d)........................    92,704       93,625
Unsecured notes payable bearing interest primarily at 7%,
  due in 1998, 1999 and 2000................................     1,418          945
Other.......................................................     2,384        1,976
                                                              --------   ----------
                                                               671,506    1,071,546
Less current portion........................................    (3,329)        (945)
                                                              --------   ----------
Long-term debt, less current portion........................  $668,177   $1,070,601
                                                              ========   ==========

---------------

(a) On November 19, 1999, Verio completed the private placement of $400.0 million principal amount of senior notes (the "November 1999 Notes"). The November 1999 Notes are redeemable at the option of Verio commencing November 15, 2004. The November 1999 Notes mature on November 15, 2009. Interest on the November 1999 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2000. The November 1999 Notes are senior unsecured obligations of Verio ranking equally in right of payment with all existing and future unsecured and senior indebtedness.

(b) On November 25, 1998, Verio completed the private placement of $400.0 million principal amount of senior notes (the "November 1998 Notes"). The November 1998 Notes are redeemable at the option of Verio commencing December 1, 2003. The November 1998 Notes mature on December 1, 2008. Interest on the November 1998 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing June 1, 1999. The November 1998 Notes are senior unsecured obligations of Verio ranking equally in right of payment with all existing and future unsecured and senior indebtedness. The November 1998 Notes contain terms that are substantially similar to the March 1998 Notes and the 1997 Notes.

(c) On March 25, 1998, Verio completed the private placement of $175.0 million principal amount of senior notes (the "March 1998 Notes"). The March 1998 Notes are redeemable at the option of Verio commencing April 1, 2002. The March 1998 Notes mature on April 1, 2005. Interest on the March 1998 Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing October 1, 1998. The March 1998 Notes are senior unsecured obligations of Verio ranking equally in right of payment with all existing and future unsecured and senior indebtedness. The March 1998 Notes contain terms that are substantially similar to the 1997 Notes. Verio used approximately $54.5 million of the proceeds plus accrued interest to repurchase $50.0 million principal amount of the 1997 Notes. As a result, Verio was refunded approximately $13.3 million from the escrow account for the 1997 Notes, of

                          VERIO INC. AND SUBSIDIARIES
     which approximately $1.9 million was used to pay accrued and unpaid interest. This transaction resulted in an extraordinary loss of $10.1 million.

(d) In June 1997, Verio completed a debt offering of $150.0 million, 13 1/2% Senior Notes due 2004 (the "1997 Notes") and warrants to purchase 4,224,960 shares of common stock at $.005 per share, expiring on June 15, 2004. Interest on the 1997 Notes is payable semi-annually on June 15 and December 15 of each year. The value attributed to the warrants was recorded as debt discount and is being amortized to interest expense using the interest method over the term of the 1997 Notes. Upon closing, Verio deposited U.S. Treasury securities in an escrow account in an amount that, together with interest on the securities, will be sufficient to fund the first five interest payments (through December 1999) on the 1997 Notes. This restricted cash and securities balance totaled $13.1 million at December 31 1998. The 1997 Notes are redeemable on or after June 15, 2002 at 103% of the face value, decreasing to face value at maturity.

     If a change of control with respect to Verio occurs, Verio is required to make an offer to purchase all the Notes then outstanding at a price equal to 101% of the respective principal amount of the Notes, plus accrued and unpaid interest. In addition, the terms of the Notes restrict our ability to pay cash dividends on Verio's stock.

     Maturities of lines of credit, notes payable and long-term debt are as follows (in thousands):

2000.....................................................  $      945
2001.....................................................          --
2002.....................................................       1,976
2003.....................................................          --
2004.....................................................     100,000
Thereafter...............................................     968,625
                                                           ----------
                                                           $1,071,546
                                                           ==========

     Verio has an agreement with a group of commercial lending institutions to provide an aggregate of up to $100.0 million pursuant to a three-year revolving credit financing facility secured by substantially all of the stock of Verio's subsidiaries and by an agreement with Qwest pursuant to which Verio may lease fiber capacity from time to time. The credit financing facility expires on June 30, 2002 with interest at 2% above the LIBOR. There is a commitment fee of 1/2% per annum on the undrawn amount of the credit facility. No borrowings are outstanding under this facility as of December 31, 1999.

                          VERIO INC. AND SUBSIDIARIES

(5) LEASES, COMMITMENTS AND CONTINGENCIES

     Verio leases office space, certain facilities storing Internet points of presence and certain computer and office equipment under capital and operating leases expiring at various dates through 2009. Future minimum annual lease payments under these leases as of December 31, 1999 are as follows:

                                                 CAPITAL     OPERATING
                                                  LEASES      LEASES
                                                 --------    ---------
                                                    (IN THOUSANDS)
2000...........................................  $ 17,334     $10,925
2001...........................................    13,364       9,959
2002...........................................     4,893       9,387
2003...........................................        38       6,426
2004...........................................        --       4,956
Thereafter.....................................        --      12,626
                                                 --------     -------
          Total minimum payments...............    35,629     $54,279
                                                              =======
Less amount representing interest and taxes....    (4,102)
                                                 --------
          Present value of net minimum lease
            payments...........................    31,527
Less current portion...........................   (15,447)
                                                 --------
                                                 $ 16,080
                                                 ========

     Rent expense for the years ended December 31, 1997, 1998 and 1999 was $1.9 million, $4.0 million and $11.6 million, respectively.

     Verio had an outstanding irrevocable letter of credit in the amount of $1.3 million as of December 31, 1999. This letter of credit is to collateralize a Verio lease obligation to a third party. Restricted cash in the amount of approximately $1.3 million secures the letter of credit.

     The Company is subject to litigation and claims incidental to its business. While it is not feasible to predict or determine the financial outcome of these matters, management does not believe they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

(6) REDEEMABLE PREFERRED STOCK

     Series A, B and C preferred shares were issued at $3, $6 and $8 per share for total proceeds of $18,100,001, $60,170,004 and $20,000,000, respectively, in
1996 and 1997. The Series A, B, and C preferred shares were subject to mandatory redemption and were convertible into common stock, initially on a one-for-one basis. In December 1997, Verio also issued 680,000 shares of Series D-1 preferred stock at $15 per share in connection with an acquisition. The Series D-1 preferred shares were not mandatorily redeemable. From January 1, 1998 through April 30, 1998, Verio issued 1,534,513 additional shares of Series D-1 preferred stock with values ranging from $15 to $22 per share in connection with business combinations. In connection with Verio's initial public offering of common stock discussed in note 7, all outstanding preferred shares were converted to common stock in May 1998.

(7) STOCKHOLDERS' EQUITY

  Common Stock Offerings and Stock Split

     On May 15, 1998, Verio completed its initial public offering of common stock. Verio issued 11.5 million shares for net proceeds, after offering costs, of approximately $120.8 million.

                          VERIO INC. AND SUBSIDIARIES

     Concurrent with the above offering, Verio also sold an additional 9.0 million shares to a strategic investor for total proceeds of approximately $100.0 million.

     A two-for-one stock split, which was effective on August 20, 1999 for stockholders of record at the close of business on August 3, 1999, is reflected in the accompanying financial statements for all periods presented.

 Preferred Stock

     In July 1999 Verio issued 7.2 million shares of its 6.75% Series A Convertible Preferred Stock, with a liquidation preference of $50.00 per share, for approximate net proceeds of $347.3 million. The shares of preferred stock are convertible to shares of common stock at $48.2813 per share. The convertible preferred stock may be redeemed, at the Company's option, at a redemption premium of 102.0% of the liquidation preference, plus accumulated and unpaid dividends on or after August 1, 2001, but prior to August 1, 2002, if the trading price of Verio common stock equals or exceeds $72.4219 per share for a specified period. In addition to the payments described above, holders will receive a payment equal to the present value of the dividends that would thereafter have been payable on the convertible preferred stock through and including August 1, 2002. Except as described above, the Company may not redeem the convertible preferred stock prior to August 1, 2002. Beginning on August 1, 2002, Verio may redeem the convertible preferred stock initially at a redemption premium of 103.8571% of the liquidation preference and thereafter at prices declining to 100.0% on and after August 1, 2006, plus, in each case, all accumulated and unpaid dividends. Verio may effect any redemption, in whole or in part, by delivering cash, shares of common stock or a combination thereof. At the closing of this offering, the initial purchasers of the convertible preferred stock deposited approximately $24.3 million into an account from which four, equal quarterly cash payments will be made to the preferred stockholders of record in the form of a return of capital, or which, at Verio's election, may be used to purchase shares of Verio common stock for delivery to holders in lieu of cash payments. The deposit account will expire on August 1, 2000 unless it is earlier terminated and is reflected in restricted cash on the consolidated balance sheet. Subsequent to August 1, 2000, dividends will accrue on a cumulative basis at 6.75% per annum.

  Stock-Based Compensation Plans

     Verio has established incentive stock option plans (the Plans) whereby, at the discretion of the Board of Directors (the Board), Verio may grant stock options to employees of Verio and its controlled subsidiaries. As of December 31, 1999, Verio had reserved 18.4 million shares for issuance under the Plans. Prior to Verio's initial public offering, the option price was determined by the Board at the time the option was granted, with such price being not less than the estimated fair value of Verio's common stock. Options granted subsequent to the initial public offering are granted at fair value based on quoted prices for Verio's common stock. As of December 31, 1999 options had been granted entitling the holders to purchase approximately 17.0 million shares of Verio's common stock, at exercise prices ranging from $0.46 to $46.19 per share. Options granted on or before December 19, 1997, vest over a five year period, and expire ten years from the date of grant. Options granted December 20, 1997, or later, vest over a four year period, and expire eight years from the date of grant. Certain options granted prior to March 1998 may be exercised prior to their scheduled vesting date, but are subject to a repurchase by Verio at the exercise price until the scheduled vesting date.

                          VERIO INC. AND SUBSIDIARIES

     The following table summarizes option activity for the years ended December 31, 1997, 1998 and 1999:

                               1997                   1998                    1999
                       --------------------   ---------------------   ---------------------
                                   WEIGHTED                WEIGHTED                WEIGHTED
                                   AVERAGE                 AVERAGE                 AVERAGE
                                   EXERCISE                EXERCISE                EXERCISE
                        SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                       ---------   --------   ----------   --------   ----------   --------
Outstanding at
  beginning of
  year...............  1,415,400    $1.42      4,369,500    $2.77     13,202,698    $ 7.88
Granted..............  3,495,100     3.27     11,501,128     9.23      8,307,312     24.26
Exercised............   (152,400)    0.98       (315,770)    2.10     (2,404,210)     4.45
Canceled.............   (388,600)    3.05     (2,352,160)    6.03     (2,099,435)    13.08
                       ---------              ----------              ----------
Outstanding at end of
  year...............  4,369,500    $2.77     13,202,698    $7.88     17,006,365    $15.42
                       =========              ==========              ==========
Options exercisable
  at year end........    109,400    $2.84      1,215,692    $2.43      3,187,207    $ 6.88

     A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at December 31, 1999 is as follows:

                                          OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                 -------------------------------------   ----------------------------
                                                            WEIGHTED
                                                             AVERAGE
                                    NUMBER      WEIGHTED    REMAINING                        WEIGHTED
                                 OUTSTANDING    AVERAGE    CONTRACTUAL        NUMBER         AVERAGE
RANGE OF                         DECEMBER 31,   EXERCISE      LIFE          EXERCISABLE      EXERCISE
EXERCISE PRICES                      1999        PRICE       (YEARS)     DECEMBER 31, 1999    PRICE
---------------                  ------------   --------   -----------   -----------------   --------
$ 0.46-$ 4.25..................    2,279,557     $ 2.61        7.5           1,225,459        $ 2.33
  6.38-  9.50..................    3,504,799     $ 7.56        6.5             795,912        $ 7.33
 10.25- 14.57..................    5,434,342     $11.26        6.7           1,133,504        $11.10
 15.03- 29.75..................    3,590,644     $25.05        7.5              30,330        $19.30
 31.81- 46.19..................    2,197,023     $35.79        7.5               2,002        $33.93
                                  ----------                                 ---------
$ 0.46-$46.19..................   17,006,365     $15.42        7.0           3,187,207        $ 6.88
                                  ==========                                 =========

     During the years ended December 31, 1997, 1998 and 1999, the per share weighted-average fair value of stock options granted was $0.54, $5.77 and $14.82, respectively, on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, volatility of 0% in 1997, 95% in 1998 and 91% in 1999, risk-free interest rate of 6.0% in 1997 and 1998, and 6.46% in 1999, and an expected life of three years. If Verio had recorded compensation expense for the years ended December 31, 1997, 1998 and 1999, based on the fair value of the options at the grant date under SFAS No. 123, net loss attributable to common stockholders would increase to $46.7 million, $137.2 million and $238.8 million, respectively, and basic and diluted net loss per common share would increase to $20.39, $3.21 and $3.17, respectively.

     Since inception, Verio has generally granted stock options with exercise prices equal to the fair value of the underlying common stock, as determined by Verio's Board of Directors and based on Verio's other equity transactions prior to the initial public offering, and quoted prices of Verio's common stock thereafter. Accordingly, Verio had not recorded compensation expense related to the granting of stock options in 1997 and through February 28, 1998. Subsequent to February 28, 1998, Verio granted options to employees with exercise prices less than Verio's estimated price per share in the initial public offering. Accordingly, Verio is recognizing compensation expense totaling approximately $7.2 million, as adjusted for forfeitures, pro rata over the forty-eight month vesting period of the options. This compensation expense totaled approximately

                          VERIO INC. AND SUBSIDIARIES

$1.9 million and $1.7 million for the years ended December 31, 1998 and 1999, respectively, and is recorded in general and administrative and other expenses in the consolidated statements of operations and comprehensive losses. In addition, Verio incurred $1.4 million in compensation expense during the year ended December 31, 1998 related to accelerated vesting of options.

(8) INCOME TAXES

     Income tax benefit for the years ended December 31 differs from the amounts that would result from applying the federal statutory rate of 35% as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1997       1998       1999
                                                       --------   --------   --------
Expected tax benefit.................................  $(16,124)  $(42,684)  $(63,667)
State income taxes, net of federal benefit...........    (1,612)    (4,268)    (4,730)
Nondeductible goodwill amortization..................       845      5,532     14,415
Change in valuation allowance for deferred tax
  assets, exclusive of effect of acquired net
  operating losses...................................    16,741     39,185     57,600
Nondeductible portion of loss related to debt
  repurchase.........................................        --      1,415         --
Other, net...........................................       150        820     (3,618)
                                                       --------   --------   --------
Actual income tax benefit............................  $     --   $     --   $     --
                                                       ========   ========   ========

     Temporary differences that give rise to significant components of deferred tax assets as of December 31 are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998       1999
                                                              --------   ---------
Net operating loss carryforwards, including acquisitions....  $ 51,263   $ 102,462
Receivables, due to allowance for doubtful accounts for tax
  purposes only.............................................       789       2,627
Difference in amortization period for deductible goodwill...     1,154       2,438
Equipment and leasehold improvements due to differences in
  depreciation..............................................     2,775       5,942
Compensation expense related to stock options for financial
  statement purposes only...................................     1,493       2,185
Other, net..................................................       729         149
                                                              --------   ---------
     Gross deferred tax asset...............................    58,203     115,803
Valuation allowance.........................................   (58,203)   (115,803)
                                                              --------   ---------
          Net deferred tax asset............................  $     --   $      --
                                                              ========   =========

     At December 31, 1999, Verio has a net operating loss carryforward for federal income tax purposes of approximately $262.7 million, which is available to offset future federal taxable income, if any, through 2019. As a result of various equity transactions during 1996, 1997, 1998 and 1999, management believes Verio has undergone an "ownership change" as defined by section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited. Due to this limitation, and the uncertainty regarding the ultimate realization of the net operating loss carryforward, no tax benefit for losses has been recorded by Verio and a valuation allowance has been recorded for the entire amount of Verio's deferred tax asset.

                          VERIO INC. AND SUBSIDIARIES

(9) CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject Verio to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. As of December 31, 1998 and 1999, Verio had no significant concentrations of credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising Verio's customer base and the relatively minor balances of each individual account. At December 31, 1998 and 1999, the fair values of Verio's financial instruments approximate their carrying values, based on their terms and interest rates and quoted market prices.

(10) EMPLOYEE BENEFIT PLAN

     Verio has a 401(k) Plan (the Plan) for all full time employees. Verio may make discretionary contributions to the Plan on behalf of employees who meet certain contribution eligibility requirements defined under the terms of the Plan. Verio did not make any contributions to the Plan during 1997, 1998 or 1999.

(11) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summary quarterly financial information for Verio is as follows. (in thousands except per share data):

                                             THREE MONTHS ENDED
                              ------------------------------------------------
1997                          MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31     TOTAL
----                          --------   --------   ------------   -----------   ---------
Revenue.....................  $  4,414   $  8,249     $  9,624      $ 13,405     $  35,692
Loss from operations........    (5,592)    (8,854)     (10,741)      (15,102)      (40,289)
Net loss attributable to
  common stockholders.......    (4,677)    (9,274)     (13,250)      (19,128)      (46,329)
Loss per common share --
  basic and diluted.........     (2.15)     (4.16)       (5.63)        (8.32)       (20.24)

                                             THREE MONTHS ENDED
                              ------------------------------------------------
1998                          MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31     TOTAL
----                          --------   --------   ------------   -----------   ---------
Revenue.....................  $ 21,198   $ 28,541     $ 33,804      $ 37,110     $ 120,653
Loss from operations........   (14,718)   (21,327)     (29,140)      (25,833)      (91,018)
Loss before extraordinary
  item......................   (18,217)   (26,294)     (33,606)      (33,737)     (111,854)
Net loss attributable to
  common stockholders.......   (28,383)   (26,316)     (33,606)      (33,737)     (122,042)
Loss per common share before
  extraordinary
  item -- basic and
  diluted...................     (7.23)     (0.72)       (0.52)        (0.51)        (2.62)
Loss per common share --
  basic and diluted.........    (11.22)     (0.72)       (0.52)        (0.51)        (2.85)

                                             THREE MONTHS ENDED
                              ------------------------------------------------
1999                          MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31     TOTAL
----                          --------   --------   ------------   -----------   ---------
Revenue.....................  $ 55,124   $ 61,936     $ 68,326      $ 72,950     $ 258,336
Loss from operations........   (29,532)   (29,071)     (26,726)      (32,738)     (118,067)
Loss before extraordinary
  item......................   (45,112)   (45,693)     (41,939)      (49,162)     (181,906)
Net loss attributable to
  common stockholders.......   (45,112)   (45,693)     (46,732)      (55,237)     (192,774)
Loss per common share --
  basic and diluted.........     (0.62)     (0.61)       (0.61)        (0.71)        (2.56)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 10 is incorporated by reference from the section labeled "Directors and Executive Officers" of the Company's definitive Proxy Statement, to be filed in connection with the annual meeting of stockholders to be held on April 27, 2000 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item 11 is incorporated by reference from the section labeled "Executive Compensation and Other Information" to be included in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is incorporated by reference from the section labeled "Security Ownership of Certain Beneficial Owners and Management" to be included in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is incorporated by reference from the section labeled "Certain Relationships and Related Transactions" to be included in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements

     The following Consolidated Financial Statements and Independent Auditors' Report are included on pages 52 through 71 of this Annual Report on Form 10-K:

          The consolidated balance sheets of the Registrant and its subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations and comprehensive losses, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999 together with the notes thereto.

  (a)(2) Financial Statement Schedule.

     The following financial statement schedule and the related independent auditors' report are included on pages 79 and 80 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the notes thereto:

          Schedule II -- Valuation and Qualifying Accounts

  3. List of Exhibits:

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. The Registrant shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
          2.1++           -- Amended and Restated Agreement and Plan of Merger (see
                             Exhibit 10.38).
          3.1****         -- Restated Certificate of Incorporation of the Registrant.
          3.2+++          -- Certificate of Designations of the Powers, Preferences
                             and Relative, Participating, Optional and Other Special
                             Rights of Series A 6.75% Convertible Preferred Stock and
                             Qualifications, Limitations and Restrictions Thereof
                             dated July 20, 1999.
          3.3****         -- Bylaws of the Registrant.
          4.1***          -- Form of Old 1997 Note.
          4.2***          -- Form of New 1997 Note.
          4.3***          -- Escrow Agreement, dated as of June 24, 1997, among First
                             Trust National Association (as escrow agent and trustee)
                             and the Registrant.
          4.4**           -- 1997 Indenture (See Exhibit 10.1).
          4.5**           -- 1997 Notes Registration Rights Agreement (See Exhibit
                             10.4).
          4.6***          -- Purchase Agreement, dated as of June 17, 1997, by and
                             among Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
                             & Smith Incorporated, and Lazard Freres & Co. LLC
                             (collectively, the "Initial 1997 Notes Purchasers"), and
                             the Registrant.
          4.7***          -- Form of Old March 1998 Note.
          4.8***          -- Form of New March 1998 Note.
          4.9**           -- 1998 Indenture (See Exhibit 10.23).
          4.10**          -- 1998 Notes Registration Rights Agreement (See Exhibit
                             10.24).
          4.11***         -- Purchase Agreement, dated as of March 19, 1998, by and
                             among Salomon Brothers Inc, Lazard Freres & Co. LLC,
                             Chase Securities, Inc., and BancBoston Securities Inc.
                             (collectively, the "Initial March 1998 Notes
                             Purchasers"), and the Registrant.
          4.12*****       -- Form of Old November 1998 Note.
          4.13*****       -- Form of New November 1998 Note.
          4.14++          -- Indenture (See Exhibit 10.34).
          4.15++          -- Registration Rights Agreement (See Exhibit 10.35).
          4.16++          -- Purchase Agreement, dated as of November 20, 1998, by and among Salomon Smith Barney Inc., Credit Suisse First
                             Boston Corporation, Donaldson, Lufkin & Jenrette
                             Securities Corporation and First Union Capital Markets
                             (collectively, the "Initial November 1998 Notes
                             Purchasers"), and the Registrant.
          4.17++++        -- Form of Old November 1999 Note.
          4.18++++        -- Form of New November 1999 Note.
          4.19++++        -- Indenture (See Exhibit 10.36).

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
          4.20++++        -- Registration Rights Agreement (See Exhibit 10.37).
          4.21++++        -- Purchase Agreement, dated November 16, 1999, by and among
                             Salomon Smith Barney Inc., Donaldson, Lufkin & Jenrette
                             Securities Corporation and Morgan Stanley & Co.
                             Incorporated (collectively, the "Initial November 1999
                             Notes Purchasers"), and the Registrant.
         10.1**           -- Indenture, dated as of June 24, 1997, by and among the
                             Registrant and First Trust National Association (as
                             trustee).
         10.2**           -- Warrant Agreement, dated as of June 24, 1997, by and
                             between First Trust National Association and the
                             Registrant.
         10.3**           -- Common Stock Registration Rights Agreement, dated as of
                             June 17, 1997, by and among the Registrant, Brooks Fiber
                             Properties, Inc., Norwest Equity Partners V, Providence
                             Equity Partners, Centennial Fund V, L.P., Centennial Fund
                             IV, L.P. (as investors), and the Initial 1997 Notes
                             Purchasers.
         10.4**           -- Registration Rights Agreement, dated as of June 17, 1997, by and among the Registrant and the Initial 1997 Notes
                             Purchasers.
         10.5**           -- Lease Agreement, dated as of June 20, 1997, by and
                             between the Registrant and Highland Park Ventures, LLC,
                             with respect to the property in Englewood, Colorado,
                             including the First Amendment to Lease Agreement, dated
                             as of December 16, 1997.
         10.6**           -- Lease Agreement, dated as of May 24, 1997, by and between the Registrant and IM Joint Venture, with respect to the
                             property in Dallas, Texas, as amended.
         10.7**           -- Form of Indemnification Agreement between the Registrant and each of its officers and directors.
         10.8**           -- Amended and Restated Stockholders Agreement, dated as of
                             May 20, 1997, by and between the Registrant, the Series A
                             Purchasers, the Series B Purchasers, the Series C
                             Purchasers and members of the Registrant's management.
         10.9**           -- The Registrant's 1996 Stock Option Plan, as amended.
         10.10**          -- The Registrant's 1997 California Stock Option Plan, as
                             amended.
         10.11**          -- The Registrant's 1998 Employee Stock Purchase Plan, as
                             amended.
         10.12**          -- The Registrant's 1998 Stock Incentive Plan, as amended.
         10.13**          -- Form of Compensation Protection Agreement between the
                             Registrant and each of its officers.
         10.14**          -- Master Service Agreement, dated as of August 23, 1996, by and between the Registrant and MFS Datanet, Inc.
         10.15**          -- Agreement for Terminal Facility Collocation Space, dated
                             August 8, 1996, by and between MFS Telecom, Inc. and the
                             Registrant.
         10.16**          -- Bilateral Peering Agreement, dated May 19, 1997, between
                             AT&T Corp. and the Registrant.
         10.17**          -- Master Lease Agreement, dated November 17, 1997, by and between Insight Investments Corp. and the Registrant.
         10.18**          -- Master Lease Agreement, dated October 27, 1997, by and
                             between Cisco Capital Systems Corporation and the
                             Registrant.
         10.19**+         -- Lateral Exchange Networks Interconnection Agreement,
                             dated as of February 3, 1997, by and between the
                             Registrant and Sprint Communications Company L.P.
                             ("Sprint").

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.20**+         -- Cover Agreement, dated September 30, 1996, by and between the Registrant and Sprint.
         10.21**+         -- Amendment One to Cover Agreement, dated November 7, 1996, by and between the Registrant and Sprint.
         10.22**+         -- Amendment Two to Cover Agreement, dated March 2, 1998, by and between the Registrant and Sprint.
         10.23**          -- Indenture, dated as of March 25, 1998, by and among the
                             Registrant and First Trust National Association (as
                             trustee).
         10.24**          -- Registration Rights Agreement, dated as of March 25,
                             1998, by and among the Registrant, and the Initial 1998
                             Notes Purchasers.
         10.25**+         -- Capacity and Services Agreement, dated as of March 31,
                             1998, by and among the Registrant and Qwest
                             Communications Corporation.
         10.26**          -- Credit Agreement, dated as of April 6, 1998, by and among the Registrant, The Chase Manhattan Bank (as
                             administrative agent) and Fleet National Bank (as
                             documentation agent).
         10.27**          -- Stock Purchase and Master Strategic Relationship
                             Agreement, dated as of April 7, 1998, by and among the
                             Registrant and Nippon Telegraph and Telephone Corporation
                             ("NTT"), a Japanese corporation.
         10.28**+         -- Investment Agreement, dated as of April 7, 1998, by and among the Registrant and NTT.
         10.29**+         -- Outside Service Provider Agreement, dated as of April 7,
                             1998, by and among the Registrant and NTT America, Inc.
         10.30**+         -- Master Services Agreement, dated as of June 13, 1997, by and between the Registrant and MCI Telecommunications
                             Corporation ("MCI").
         10.31**+         -- MCI Domestic (US) Public Interconnection Agreement dated as of June 12, 1997, by and between the Registrant and
                             MCI, as amended.
         10.32**          -- The Registrant's 1998 Non-Employee Director Stock
                             Incentive Plan.
         10.33*+          -- Interconnection Agreement, effective as of April 1, 1998 by and between the Registrant and UUNET Technologies,
                             Inc.
         10.34++          -- Indenture, dated as of November 25, 1998, by and among
                             the Registrant and U.S. Bank Trust National Association
                             (as trustee).
         10.35++          -- Registration Rights Agreement, dated as of November 25,
                             1998, by and among the Registrant and the Initial
                             November 1998 Notes Purchasers.
         10.36++++        -- Indenture, dated as of November 19, 1999, by and among
                             the Registrant and U.S. Bank Trust National Association
                             (as trustee).
         10.37++++        -- Registration Rights Agreement, dated as of November 19,
                             1999, by and among the Registrant and the Initial
                             November 1999 Notes Purchasers.
         10.38++          -- Amended and Restated Agreement and Plan of Merger, dated as of November 17, 1998, by and among the Registrant,
                             Purple Acquisition, Inc. and Best Internet
                             Communications, Inc.
         10.39+++         -- Purchase Agreement, dated July 14, 1999, by and among the
                             Registrant and Salomon Smith Barney Inc., Donaldson,
                             Lufkin & Jenrette Securities Corporation, Credit Suisse
                             First Boston Corporation, Deutsche Bank Securities Inc.
                             and First Union Capital Markets Corp.
         10.40+++         -- Deposit Agreement, dated as of July 20, 1999, by and
                             between the Registrant and Norwest Bank Minnesota, N.A.

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.41+++         -- Registration Rights Agreement, dated as of July 20, 1999, by and among the Registrant and Salomon Smith Barney
                             Inc., Donaldson, Lufkin & Jenrette Securities
                             Corporation, Credit Suisse First Boston Corporation,
                             Deutsche Bank Securities Inc. and First Union Capital
                             Markets Corp.
         10.42            -- Confirmation for Equity Swap Transaction, dated as of
                             March 17, 2000, between Salomon Brothers Holding Company
                             Inc, Verio, LLC and Verio Inc.
         10.43            -- Purchase Agreement, dated as of March 17, 2000, by and
                             among Verio, LLC, Verio Inc., Salomon Brothers Holding
                             Company Inc and Salomon Smith Barney Inc.
         10.44            -- Pledge Agreement, dated as of March 17, 2000, between
                             Verio, LLC and Salomon Brothers Holding Company Inc.
         21.1             -- List of Subsidiaries of the Registrant.
         23.1             -- Consent of KPMG LLP.
         27.1             -- Financial Data Schedule.

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

 **** Incorporated by reference from the Registration Statement on Form S-3 of the Registrant (Registration No. 333-91051) filed with the Commission on November 16, 1999, as amended.

***** Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-70727) filed with the Commission on January 15, 1999, as amended.

    + Document for which confidential treatment has been requested.

   ++ Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-67715) filed with the Commission on November 23, 1998, as amended.

  +++ Incorporated by reference from the Registrant's quarterly report on Form
      10-Q filed with the Commission on August 16, 1999.

 ++++ Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-31184) filed with the Commission on February 25, 2000, as amended.

  (b) Reports on Form 8-K

     On November 18, 1999, the Registrant filed with the Commission a report on Form 8-K, announcing that it had agreed to issue $400 million aggregate principal amount of 10 5/8% Senior Notes due 2009 in a private placement to a number of institutional investors in accordance with Securities and Exchange Commission Rule 144A.

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

Date: March 23, 2000

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

               /s/ STEVEN C. HALSTEDT                  Chairman of the Board            March 23, 2000
-----------------------------------------------------
                 Steven C. Halstedt

                /s/ JUSTIN L. JASCHKE                  Chief Executive Officer and      March 23, 2000
-----------------------------------------------------    Director (Principal
                  Justin L. Jaschke                      Executive Officer)

                 /s/ JAMES C. ALLEN                    Director                         March 23, 2000
-----------------------------------------------------
                   James C. Allen

                /s/ TRYGVE E. MYHREN                   Director                         March 23, 2000
-----------------------------------------------------
                  Trygve E. Myhren

                  /s/ PAUL J. SALEM                    Director                         March 23, 2000
-----------------------------------------------------
                    Paul J. Salem

                  /s/ YUKIMASA ITO                     Director                         March 23, 2000
-----------------------------------------------------
                    Yukimasa Ito

                /s/ ARTHUR L. CAHOON                   Director                         March 23, 2000
-----------------------------------------------------
                  Arthur L. Cahoon

               /s/ PETER B. FRITZINGER                 Chief Financial Officer          March 23, 2000
-----------------------------------------------------    (Principal Accounting
                 Peter B. Fritzinger                     Officer)

                                   VERIO INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

DESCRIPTION                                                   PAGE
-----------                                                   ----
Independent Auditors' Report................................   52
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................   53
Consolidated Statements of Operations and Comprehensive
  Losses for the years ended December 31, 1997, 1998 and
  1999......................................................   54
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1997, 1998 and 1999......   55
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................   56
Notes to Consolidated Financial Statements..................   57
Independent Auditors' Report on Financial Statement
  Schedule..................................................   79
Schedule II: Valuation and Qualifying Accounts..............   80

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Verio Inc.:

     Under date of March 9, 2000, we reported on the consolidated balance sheets of Verio Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II -- Valuation and Qualifying Accounts. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ KPMG LLP

Denver, Colorado
March 9, 2000

                                  SCHEDULE II
                                   VERIO INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT     CHARGED TO     ADDITIONS
                                     BEGINNING OF      COSTS           FROM                    BALANCE AT
DESCRIPTION                              YEAR       AND EXPENSES   ACQUISITIONS   DEDUCTIONS   END OF YEAR
-----------                          ------------   ------------   ------------   ----------   -----------
                                                                (IN THOUSANDS)
Year ended December 31, 1997:
  Allowance for doubtful
     accounts......................     $  117         $  948         $  623       $  (455)      $1,233
Year ended December 31, 1998:
  Allowance for doubtful
     accounts......................     $1,233         $3,204         $1,586       $(1,260)      $4,763
Year ended December 31, 1999:
  Allowance for doubtful
     accounts......................     $4,763         $9,572         $2,154       $(7,795)      $8,694

                 See accompanying independent auditors' report.

                                 EXHIBIT INDEX

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
          2.1++           -- Amended and Restated Agreement and Plan of Merger (see
                             Exhibit 10.38).
          3.1****         -- Restated Certificate of Incorporation of the Registrant.
          3.2+++          -- Certificate of Designations of the Powers, Preferences
                             and Relative, Participating, Optional and Other Special
                             Rights of Series A 6.75% Convertible Preferred Stock and
                             Qualifications, Limitations and Restrictions Thereof
                             dated July 20, 1999.
          3.3****         -- Bylaws of the Registrant.
          4.1***          -- Form of Old 1997 Note.
          4.2***          -- Form of New 1997 Note.
          4.3***          -- Escrow Agreement, dated as of June 24, 1997, among First
                             Trust National Association (as escrow agent and trustee)
                             and the Registrant.
          4.4**           -- 1997 Indenture (See Exhibit 10.1).
          4.5**           -- 1997 Notes Registration Rights Agreement (See Exhibit
                             10.4).
          4.6***          -- Purchase Agreement, dated as of June 17, 1997, by and
                             among Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
                             & Smith Incorporated, and Lazard Freres & Co. LLC
                             (collectively, the "Initial 1997 Notes Purchasers"), and
                             the Registrant.
          4.7***          -- Form of Old March 1998 Note.
          4.8***          -- Form of New March 1998 Note.
          4.9**           -- 1998 Indenture (See Exhibit 10.23).
          4.10**          -- 1998 Notes Registration Rights Agreement (See Exhibit
                             10.24).
          4.11***         -- Purchase Agreement, dated as of March 19, 1998, by and
                             among Salomon Brothers Inc, Lazard Freres & Co. LLC,
                             Chase Securities, Inc., and BancBoston Securities Inc.
                             (collectively, the "Initial March 1998 Notes
                             Purchasers"), and the Registrant.
          4.12*****       -- Form of Old November 1998 Note.
          4.13*****       -- Form of New November 1998 Note.
          4.14++          -- Indenture (See Exhibit 10.34).
          4.15++          -- Registration Rights Agreement (See Exhibit 10.35).
          4.16++          -- Purchase Agreement, dated as of November 20, 1998, by and among Salomon Smith Barney Inc., Credit Suisse First
                             Boston Corporation, Donaldson, Lufkin & Jenrette Securities
                             Corporation and First Union Capital Markets
                             (collectively, the "Initial November 1998 Notes
                             Purchasers"), and the Registrant.
          4.17++++        -- Form of Old November 1999 Note.
          4.18++++        -- Form of New November 1999 Note.
          4.19++++        -- Indenture (See Exhibit 10.36).
          4.20++++        -- Registration Rights Agreement (See Exhibit 10.37).
          4.21++++        -- Purchase Agreement, dated November 16, 1999, by and among
                             Salomon Smith Barney Inc., Donaldson, Lufkin & Jenrette
                             Securities Corporation and Morgan Stanley & Co.
                             Incorporated (collectively, the "Initial November 1999
                             Notes Purchasers"), and the Registrant.
         10.1**           -- Indenture, dated as of June 24, 1997, by and among the
                             Registrant and First Trust National Association (as
                             trustee).

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.2**           -- Warrant Agreement, dated as of June 24, 1997, by and
                             between First Trust National Association and the
                             Registrant.
         10.3**           -- Common Stock Registration Rights Agreement, dated as of
                             June 17, 1997, by and among the Registrant, Brooks Fiber
                             Properties, Inc., Norwest Equity Partners V, Providence
                             Equity Partners, Centennial Fund V, L.P., Centennial Fund
                             IV, L.P. (as investors), and the Initial 1997 Notes
                             Purchasers.
         10.4**           -- Registration Rights Agreement, dated as of June 17, 1997, by and among the Registrant and the Initial 1997 Notes
                             Purchasers.
         10.5**           -- Lease Agreement, dated as of June 20, 1997, by and
                             between the Registrant and Highland Park Ventures, LLC,
                             with respect to the property in Englewood, Colorado,
                             including the First Amendment to Lease Agreement, dated
                             as of December 16, 1997.
         10.6**           -- Lease Agreement, dated as of May 24, 1997, by and between the Registrant and IM Joint Venture, with respect to the
                             property in Dallas, Texas, as amended.
         10.7**           -- Form of Indemnification Agreement between the Registrant and each of its officers and directors.
         10.8**           -- Amended and Restated Stockholders Agreement, dated as of
                             May 20, 1997, by and between the Registrant, the Series A
                             Purchasers, the Series B Purchasers, the Series C
                             Purchasers and members of the Registrant's management.
         10.9**           -- The Registrant's 1996 Stock Option Plan, as amended.
         10.10**          -- The Registrant's 1997 California Stock Option Plan, as
                             amended.
         10.11**          -- The Registrant's 1998 Employee Stock Purchase Plan, as
                             amended.
         10.12**          -- The Registrant's 1998 Stock Incentive Plan, as amended.
         10.13**          -- Form of Compensation Protection Agreement between the
                             Registrant and each of its officers.
         10.14**          -- Master Service Agreement, dated as of August 23, 1996, by and between the Registrant and MFS Datanet, Inc.
         10.15**          -- Agreement for Terminal Facility Collocation Space, dated
                             August 8, 1996, by and between MFS Telecom, Inc. and the
                             Registrant.
         10.16**          -- Bilateral Peering Agreement, dated May 19, 1997, between
                             AT&T Corp. and the Registrant.
         10.17**          -- Master Lease Agreement, dated November 17, 1997, by and between Insight Investments Corp. and the Registrant.
         10.18**          -- Master Lease Agreement, dated October 27, 1997, by and
                             between Cisco Capital Systems Corporation and the
                             Registrant.
         10.19**+         -- Lateral Exchange Networks Interconnection Agreement,
                             dated as of February 3, 1997, by and between the
                             Registrant and Sprint Communications Company L.P.
                             ("Sprint").
         10.20**+         -- Cover Agreement, dated September 30, 1996, by and between the Registrant and Sprint.
         10.21**+         -- Amendment One to Cover Agreement, dated November 7, 1996, by and between the Registrant and Sprint.
         10.22**+         -- Amendment Two to Cover Agreement, dated March 2, 1998, by and between the Registrant and Sprint.
         10.23**          -- Indenture, dated as of March 25, 1998, by and among the
                             Registrant and First Trust National Association (as
                             trustee).
         10.24**          -- Registration Rights Agreement, dated as of March 25,
                             1998, by and among the Registrant, and the Initial 1998
                             Notes Purchasers.

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.25**+         -- Capacity and Services Agreement, dated as of March 31,
                             1998, by and among the Registrant and Qwest
                             Communications Corporation.
         10.26**          -- Credit Agreement, dated as of April 6, 1998, by and among the Registrant, The Chase Manhattan Bank (as
                             administrative agent) and Fleet National Bank (as
                             documentation agent).
         10.27**          -- Stock Purchase and Master Strategic Relationship
                             Agreement, dated as of April 7, 1998, by and among the
                             Registrant and Nippon Telegraph and Telephone Corporation
                             ("NTT"), a Japanese corporation.
         10.28**+         -- Investment Agreement, dated as of April 7, 1998, by and among the Registrant and NTT.
         10.29**+         -- Outside Service Provider Agreement, dated as of April 7,
                             1998, by and among the Registrant and NTT America, Inc.
         10.30**+         -- Master Services Agreement, dated as of June 13, 1997, by and between the Registrant and MCI Telecommunications
                             Corporation ("MCI").
         10.31**+         -- MCI Domestic (US) Public Interconnection Agreement dated as of June 12, 1997, by and between the Registrant and
                             MCI, as amended.
         10.32**          -- The Registrant's 1998 Non-Employee Director Stock
                             Incentive Plan.
         10.33*+          -- Interconnection Agreement, effective as of April 1, 1998 by and between the Registrant and UUNET Technologies,
                             Inc.
         10.34++          -- Indenture, dated as of November 25, 1998, by and among
                             the Registrant and U.S. Bank Trust National Association
                             (as trustee).
         10.35++          -- Registration Rights Agreement, dated as of November 25,
                             1998, by and among the Registrant and the Initial
                             November 1998 Notes Purchasers.
         10.36++++        -- Indenture, dated as of November 19, 1999, by and among
                             the Registrant and U.S. Bank Trust National Association
                             (as trustee).
         10.37++++        -- Registration Rights Agreement, dated as of November 19,
                             1999, by and among the Registrant and the Initial
                             November 1999 Notes Purchasers.
         10.38++          -- Amended and Restated Agreement and Plan of Merger, dated as of November 17, 1998, by and among the Registrant,
                             Purple Acquisition, Inc. and Best Internet
                             Communications, Inc.
         10.39+++         -- Purchase Agreement, dated July 14, 1999, by and among the
                             Registrant and Salomon Smith Barney Inc., Donaldson,
                             Lufkin & Jenrette Securities Corporation, Credit Suisse
                             First Boston Corporation, Deutsche Bank Securities Inc.
                             and First Union Capital Markets Corp.
         10.40+++         -- Deposit Agreement, dated as of July 20, 1999, by and
                             between the Registrant and Norwest Bank Minnesota, N.A.
         10.41+++         -- Registration Rights Agreement, dated as of July 20, 1999, by and among the Registrant and Salomon Smith Barney
                             Inc., Donaldson, Lufkin & Jenrette Securities
                             Corporation, Credit Suisse First Boston Corporation,
                             Deutsche Bank Securities Inc. and First Union Capital
                             Markets Corp.
         10.42            -- Confirmation for Equity Swap Transaction, dated as of
                             March 17, 2000, between Salomon Brothers Holding Company
                             Inc, Verio, LLC and Verio Inc.
         10.43            -- Purchase Agreement, dated as of March 17, 2000, by and
                             among Verio, LLC, Verio Inc., Salomon Brothers Holding
                             Company Inc and Salomon Smith Barney Inc.

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.44            -- Pledge Agreement, dated as of March 17, 2000, between
                             Verio, LLC and Salomon Brothers Holding Company Inc.
         21.1             -- List of Subsidiaries of the Registrant.
         23.1             -- Consent of KPMG LLP.
         27.1             -- Financial Data Schedule.

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

 **** Incorporated by reference from the Registration Statement on Form S-3 of the Registrant (Registration No. 333-91051) filed with the Commission on November 16, 1999, as amended.

***** Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-70727) filed with the Commission on January 15, 1999, as amended.

    + Document for which confidential treatment has been requested.

   ++ Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-67715) filed with the Commission on November 23, 1998, as amended.

  +++ Incorporated by reference from the Registrant's quarterly report on Form
      10-Q filed with the Commission on August 16, 1999.

 ++++ Incorporated by reference from the Registration Statement on Form S-4 of the Registrant (Registration No. 333-31184) filed with the Commission on February 25, 2000, as amended.