Form 10-K/A
period 1999-12-31
VERIO INC
filed 2000-03-27
CIK 1040956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A-1

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


     Data Centers. Our current primary data centers are located in Orem, Utah; San Francisco and Mountain View, California; Seattle, Washington; Dallas, Texas; Boca Raton, Florida; Vienna and Dulles, Virginia; Boston Massachusetts; and Philadelphia, Pennsylvania. We also host servers in various other locations around the U.S. Our data centers include environmental controls, back-up power generators, redundant high capacity connections to the Internet, routers and switches, and continuous monitoring capabilities to ensure high-quality service with minimal interruptions. In January 2000, we announced plans to significantly expand our Web hosting and co-location physical infrastructure, systems and personnel, including a planned $200 million expansion program for the data centers where we house our hosting servers and offer co-location services. This planned data center expansion totals approximately 650,000 square feet in 21 locations, including 80,000 square feet in Virginia and 5 other large facilities averaging 60,000 square feet in Seattle, the San Francisco Bay Area, Dallas, Chicago, and New York. Ten of these facilities are expected to be complete by mid-2000. The balance are expected to be completed around the end of 2000, at which time we expect to have approximately 40 hosting centers located throughout the U.S. The larger facilities will be used to provide all types of Web and application hosting, as well as co-location services.

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

  Stock-Based Compensation Plans


     Verio has established incentive stock option plans (the Plans) whereby, at the discretion of the Board of Directors (the Board), Verio may grant stock options to employees of Verio and its controlled subsidiaries. As of December 31, 1999, Verio had reserved 18.4 million shares for issuance under the Plans. Prior to Verio's initial public offering, the option price was determined by the Board at the time the option was granted, with such price being not less than the estimated fair value of Verio's common stock. Options granted subsequent to the initial public offering are granted at fair value based on quoted prices for Verio's common stock. As of December 31, 1999 options had been granted and remained outstanding under the Plans entitling the holders to purchase approximately 14.8 million shares of Verio's common stock, at exercise prices ranging from $0.46 to $46.19 per share. Options granted on or before December 19, 1997, vest over a five year period, and expire ten years from the date of grant. Options granted December 20, 1997, or later, vest over a four year period, and expire eight years from the date of grant. Certain options granted prior to March 1998 may be exercised prior to their scheduled vesting date, but are subject to a repurchase by Verio at the exercise price until the scheduled vesting date. In addition, Verio has established an non-employee director stock incentive plan (the "Director Plan"), under which non-employee directors are granted stock options in order to incent them to serve the Company. As of December 31, 1999, Verio has reserved 1.1 million shares for issuance under the Director Plan. Options granted under the Director Plan are granted at fair value based on quoted prices for Verio's common stock. As of December 31, 1999, options had been granted and remained outstanding under the Director Plan entitling the holders to purchase approximately 360,000 shares of Verio's common stock.

                          VERIO INC. AND SUBSIDIARIES

     The following table summarizes option activity for the years ended December 31, 1997, 1998 and 1999, including activity under all of the Plans and the Director Plan:



                               1997                   1998                    1999
                       --------------------   ---------------------   ---------------------
                                   WEIGHTED                WEIGHTED                WEIGHTED
                                   AVERAGE                 AVERAGE                 AVERAGE
                                   EXERCISE                EXERCISE                EXERCISE
                        SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                       ---------   --------   ----------   --------   ----------   --------
Outstanding at
  beginning of
  year...............  1,415,400    $1.42      4,369,500    $2.77     13,202,698    $ 7.88
Granted..............  3,495,100     3.27     11,501,128     9.23      8,307,312     24.26
Exercised............   (152,400)    0.98       (315,770)    2.10     (2,404,210)     4.45
Canceled.............   (388,600)    3.05     (2,352,160)    6.03     (3,960,352)    13.95
                       ---------              ----------              ----------
Outstanding at end of
  year...............  4,369,500    $2.77     13,202,698    $7.88     15,145,448    $15.48
                       =========              ==========              ==========
Options exercisable
  at year end........    109,400    $2.84      1,215,692    $2.43      3,172,797    $ 6.81


     A summary of the range of exercise prices and the weighted-average contractual life of outstanding stock options at December 31, 1999 is as follows:


                                          OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                 -------------------------------------   ----------------------------
                                                            WEIGHTED
                                                             AVERAGE
                                    NUMBER      WEIGHTED    REMAINING                        WEIGHTED
                                 OUTSTANDING    AVERAGE    CONTRACTUAL        NUMBER         AVERAGE
RANGE OF                         DECEMBER 31,   EXERCISE      LIFE          EXERCISABLE      EXERCISE
EXERCISE PRICES                      1999        PRICE       (YEARS)     DECEMBER 31, 1999    PRICE
---------------                  ------------   --------   -----------   -----------------   --------
$ 0.46-$ 4.25..................    2,163,242     $ 2.55        7.5           1,237,549        $ 2.35
  6.38-  9.50..................    3,052,072     $ 7.37        6.5             796,412        $ 7.33
 10.25- 14.57..................    4,877,017     $11.29        6.7           1,114,004        $11.10
 15.03- 29.75..................    3,009,144     $26.02        7.5              22,830        $18.06
 31.81- 46.19..................    2,043,973     $35.79        7.5               2,002        $33.93
                                  ----------                                 ---------
$ 0.46-$46.19..................   15,145,448     $15.48        7.0           3,172,797        $ 6.81
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


Date: March 27, 2000


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


                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

               /s/ STEVEN C. HALSTEDT                  Chairman of the Board            March 27, 2000
-----------------------------------------------------
                 Steven C. Halstedt

                /s/ JUSTIN L. JASCHKE                  Chief Executive Officer and      March 27, 2000
-----------------------------------------------------    Director (Principal
                  Justin L. Jaschke                      Executive Officer)

                 /s/ JAMES C. ALLEN                    Director                         March 27, 2000
-----------------------------------------------------
                   James C. Allen

                /s/ TRYGVE E. MYHREN                   Director                         March 27, 2000
-----------------------------------------------------
                  Trygve E. Myhren

                  /s/ PAUL J. SALEM                    Director                         March 27, 2000
-----------------------------------------------------
                    Paul J. Salem

                  /s/ YUKIMASA ITO                     Director                         March 27, 2000
-----------------------------------------------------
                    Yukimasa Ito

                /s/ ARTHUR L. CAHOON                   Director                         March 27, 2000
-----------------------------------------------------
                  Arthur L. Cahoon

               /s/ PETER B. FRITZINGER                 Chief Financial Officer          March 27, 2000
-----------------------------------------------------    (Principal Accounting
                 Peter B. Fritzinger                     Officer)

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

                                            /s/ KPMG LLP

Denver, Colorado
March 9, 2000

                                  SCHEDULE II
                                   VERIO INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT     CHARGED TO     ADDITIONS
                                     BEGINNING OF      COSTS           FROM                    BALANCE AT
DESCRIPTION                              YEAR       AND EXPENSES   ACQUISITIONS   DEDUCTIONS   END OF YEAR
-----------                          ------------   ------------   ------------   ----------   -----------
                                                                (IN THOUSANDS)
Year ended December 31, 1997:
  Allowance for doubtful
     accounts......................     $  117         $  948         $  623       $  (455)      $1,233
Year ended December 31, 1998:
  Allowance for doubtful
     accounts......................     $1,233         $3,204         $1,586       $(1,260)      $4,763
Year ended December 31, 1999:
  Allowance for doubtful
     accounts......................     $4,763         $9,572         $2,154       $(7,795)      $8,694

                 See accompanying independent auditors' report.

                                 EXHIBIT INDEX

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
          2.1++           -- Amended and Restated Agreement and Plan of Merger (see
                             Exhibit 10.38).
          3.1****         -- Restated Certificate of Incorporation of the Registrant.
          3.2+++          -- Certificate of Designations of the Powers, Preferences
                             and Relative, Participating, Optional and Other Special
                             Rights of Series A 6.75% Convertible Preferred Stock and
                             Qualifications, Limitations and Restrictions Thereof
                             dated July 20, 1999.
          3.3****         -- Bylaws of the Registrant.
          4.1***          -- Form of Old 1997 Note.
          4.2***          -- Form of New 1997 Note.
          4.3***          -- Escrow Agreement, dated as of June 24, 1997, among First
                             Trust National Association (as escrow agent and trustee)
                             and the Registrant.
          4.4**           -- 1997 Indenture (See Exhibit 10.1).
          4.5**           -- 1997 Notes Registration Rights Agreement (See Exhibit
                             10.4).
          4.6***          -- Purchase Agreement, dated as of June 17, 1997, by and
                             among Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner
                             & Smith Incorporated, and Lazard Freres & Co. LLC
                             (collectively, the "Initial 1997 Notes Purchasers"), and
                             the Registrant.
          4.7***          -- Form of Old March 1998 Note.
          4.8***          -- Form of New March 1998 Note.
          4.9**           -- 1998 Indenture (See Exhibit 10.23).
          4.10**          -- 1998 Notes Registration Rights Agreement (See Exhibit
                             10.24).
          4.11***         -- Purchase Agreement, dated as of March 19, 1998, by and
                             among Salomon Brothers Inc, Lazard Freres & Co. LLC,
                             Chase Securities, Inc., and BancBoston Securities Inc.
                             (collectively, the "Initial March 1998 Notes
                             Purchasers"), and the Registrant.
          4.12*****       -- Form of Old November 1998 Note.
          4.13*****       -- Form of New November 1998 Note.
          4.14++          -- Indenture (See Exhibit 10.34).
          4.15++          -- Registration Rights Agreement (See Exhibit 10.35).
          4.16++          -- Purchase Agreement, dated as of November 20, 1998, by and among Salomon Smith Barney Inc., Credit Suisse First
                             Boston Corporation, Donaldson, Lufkin & Jenrette Securities
                             Corporation and First Union Capital Markets
                             (collectively, the "Initial November 1998 Notes
                             Purchasers"), and the Registrant.
          4.17++++        -- Form of Old November 1999 Note.
          4.18++++        -- Form of New November 1999 Note.
          4.19++++        -- Indenture (See Exhibit 10.36).
          4.20++++        -- Registration Rights Agreement (See Exhibit 10.37).
          4.21++++        -- Purchase Agreement, dated November 16, 1999, by and among
                             Salomon Smith Barney Inc., Donaldson, Lufkin & Jenrette
                             Securities Corporation and Morgan Stanley & Co.
                             Incorporated (collectively, the "Initial November 1999
                             Notes Purchasers"), and the Registrant.
         10.1**           -- Indenture, dated as of June 24, 1997, by and among the
                             Registrant and First Trust National Association (as
                             trustee).

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.2**           -- Warrant Agreement, dated as of June 24, 1997, by and
                             between First Trust National Association and the
                             Registrant.
         10.3**           -- Common Stock Registration Rights Agreement, dated as of
                             June 17, 1997, by and among the Registrant, Brooks Fiber
                             Properties, Inc., Norwest Equity Partners V, Providence
                             Equity Partners, Centennial Fund V, L.P., Centennial Fund
                             IV, L.P. (as investors), and the Initial 1997 Notes
                             Purchasers.
         10.4**           -- Registration Rights Agreement, dated as of June 17, 1997, by and among the Registrant and the Initial 1997 Notes
                             Purchasers.
         10.5**           -- Lease Agreement, dated as of June 20, 1997, by and
                             between the Registrant and Highland Park Ventures, LLC,
                             with respect to the property in Englewood, Colorado,
                             including the First Amendment to Lease Agreement, dated
                             as of December 16, 1997.
         10.6**           -- Lease Agreement, dated as of May 24, 1997, by and between the Registrant and IM Joint Venture, with respect to the
                             property in Dallas, Texas, as amended.
         10.7**           -- Form of Indemnification Agreement between the Registrant and each of its officers and directors.
         10.8**           -- Amended and Restated Stockholders Agreement, dated as of
                             May 20, 1997, by and between the Registrant, the Series A
                             Purchasers, the Series B Purchasers, the Series C
                             Purchasers and members of the Registrant's management.
         10.9**           -- The Registrant's 1996 Stock Option Plan, as amended.
         10.10**          -- The Registrant's 1997 California Stock Option Plan, as
                             amended.
         10.11**          -- The Registrant's 1998 Employee Stock Purchase Plan, as
                             amended.
         10.12**          -- The Registrant's 1998 Stock Incentive Plan, as amended.
         10.13**          -- Form of Compensation Protection Agreement between the
                             Registrant and each of its officers.
         10.14**          -- Master Service Agreement, dated as of August 23, 1996, by and between the Registrant and MFS Datanet, Inc.
         10.15**          -- Agreement for Terminal Facility Collocation Space, dated
                             August 8, 1996, by and between MFS Telecom, Inc. and the
                             Registrant.
         10.16**          -- Bilateral Peering Agreement, dated May 19, 1997, between
                             AT&T Corp. and the Registrant.
         10.17**          -- Master Lease Agreement, dated November 17, 1997, by and between Insight Investments Corp. and the Registrant.
         10.18**          -- Master Lease Agreement, dated October 27, 1997, by and
                             between Cisco Capital Systems Corporation and the
                             Registrant.
         10.19**+         -- Lateral Exchange Networks Interconnection Agreement,
                             dated as of February 3, 1997, by and between the
                             Registrant and Sprint Communications Company L.P.
                             ("Sprint").
         10.20**+         -- Cover Agreement, dated September 30, 1996, by and between the Registrant and Sprint.
         10.21**+         -- Amendment One to Cover Agreement, dated November 7, 1996, by and between the Registrant and Sprint.
         10.22**+         -- Amendment Two to Cover Agreement, dated March 2, 1998, by and between the Registrant and Sprint.
         10.23**          -- Indenture, dated as of March 25, 1998, by and among the
                             Registrant and First Trust National Association (as
                             trustee).
         10.24**          -- Registration Rights Agreement, dated as of March 25,
                             1998, by and among the Registrant, and the Initial 1998
                             Notes Purchasers.

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.25**+         -- Capacity and Services Agreement, dated as of March 31,
                             1998, by and among the Registrant and Qwest
                             Communications Corporation.
         10.26**          -- Credit Agreement, dated as of April 6, 1998, by and among the Registrant, The Chase Manhattan Bank (as
                             administrative agent) and Fleet National Bank (as
                             documentation agent).
         10.27**          -- Stock Purchase and Master Strategic Relationship
                             Agreement, dated as of April 7, 1998, by and among the
                             Registrant and Nippon Telegraph and Telephone Corporation
                             ("NTT"), a Japanese corporation.
         10.28**+         -- Investment Agreement, dated as of April 7, 1998, by and among the Registrant and NTT.
         10.29**+         -- Outside Service Provider Agreement, dated as of April 7,
                             1998, by and among the Registrant and NTT America, Inc.
         10.30**+         -- Master Services Agreement, dated as of June 13, 1997, by and between the Registrant and MCI Telecommunications
                             Corporation ("MCI").
         10.31**+         -- MCI Domestic (US) Public Interconnection Agreement dated as of June 12, 1997, by and between the Registrant and
                             MCI, as amended.
         10.32**          -- The Registrant's 1998 Non-Employee Director Stock
                             Incentive Plan.
         10.33*+          -- Interconnection Agreement, effective as of April 1, 1998 by and between the Registrant and UUNET Technologies,
                             Inc.
         10.34++          -- Indenture, dated as of November 25, 1998, by and among
                             the Registrant and U.S. Bank Trust National Association
                             (as trustee).
         10.35++          -- Registration Rights Agreement, dated as of November 25,
                             1998, by and among the Registrant and the Initial
                             November 1998 Notes Purchasers.
         10.36++++        -- Indenture, dated as of November 19, 1999, by and among
                             the Registrant and U.S. Bank Trust National Association
                             (as trustee).
         10.37++++        -- Registration Rights Agreement, dated as of November 19,
                             1999, by and among the Registrant and the Initial
                             November 1999 Notes Purchasers.
         10.38++          -- Amended and Restated Agreement and Plan of Merger, dated as of November 17, 1998, by and among the Registrant,
                             Purple Acquisition, Inc. and Best Internet
                             Communications, Inc.
         10.39+++         -- Purchase Agreement, dated July 14, 1999, by and among the
                             Registrant and Salomon Smith Barney Inc., Donaldson,
                             Lufkin & Jenrette Securities Corporation, Credit Suisse
                             First Boston Corporation, Deutsche Bank Securities Inc.
                             and First Union Capital Markets Corp.
         10.40+++         -- Deposit Agreement, dated as of July 20, 1999, by and
                             between the Registrant and Norwest Bank Minnesota, N.A.
         10.41+++         -- Registration Rights Agreement, dated as of July 20, 1999, by and among the Registrant and Salomon Smith Barney
                             Inc., Donaldson, Lufkin & Jenrette Securities
                             Corporation, Credit Suisse First Boston Corporation,
                             Deutsche Bank Securities Inc. and First Union Capital
                             Markets Corp.
         10.42+++++       -- Confirmation for Equity Swap Transaction, dated as of
                             March 17, 2000, between Salomon Brothers Holding Company
                             Inc, Verio, LLC and Verio Inc.
         10.43+++++       -- Purchase Agreement, dated as of March 17, 2000, by and
                             among Verio, LLC, Verio Inc., Salomon Brothers Holding
                             Company Inc and Salomon Smith Barney Inc.

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
         10.44+++++       -- Pledge Agreement, dated as of March 17, 2000, between
                             Verio, LLC and Salomon Brothers Holding Company Inc.
         21.1+++++        -- List of Subsidiaries of the Registrant.
         23.1+++++        -- Consent of KPMG LLP.
         27.1+++++        -- Financial Data Schedule.


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


+++++ Incorporated by reference from the Registrant's annual report on Form 10-K filed with the Commission on March 24, 2000.