Form 10-Q
period 2000-03-31
VERIO INC
filed 2000-05-10
CIK 1040956

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

                 FOR THE QUARTERLY PERIOD ENDED: March 31, 2000

                                 ---------------

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________TO ___________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's common stock outstanding as of May 4, 2000 was 79,660,247.

================================================================================

                                   VERIO INC.

                                    FORM 10-Q
                                 MARCH 31, 2000


                                      INDEX                                                 PAGE
                                                                                            ----
  PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets - December 31, 1999 and March 31, 2000
       (unaudited)..................................................................        3

    Condensed Consolidated Statements of Operations and Comprehensive Loss -
       Three Months Ended March 31, 1999 and March 31, 2000 (unaudited).............        4

    Condensed Consolidated Statement of Stockholders' Equity - Three Months
       Ended March 31, 2000 (unaudited).............................................        5

    Condensed Consolidated Statements of Cash Flows - Three Months Ended
       March 31, 1999 and March 31, 2000 (unaudited)................................        6

    Notes to Condensed Consolidated Financial Statements............................        7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results
       of Operations................................................................       11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............       16

  PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.........................................................       17

  Item 2. Changes in Securities and Use of Proceeds.................................       17

  Item 3. Defaults Upon Senior Securities...........................................       17

  Item 4. Submission of Matters to a Vote of Security Holders.......................       17

  Item 5. Other Information.........................................................       17

  Item 6. Exhibits and Reports on Form 8-K..........................................       17

                          PART I. FINANCIAL INFORMATION


ITEM 1. Financial Statements

                           VERIO INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS                                      December 31,      March 31,
                                                                                    1999            2000
                                                                                ------------     -----------
                                                                                                 (unaudited)

Current assets:
  Cash and cash equivalents ...............................................     $   506,055      $   496,232
  Securities available for sale ...........................................         358,969          338,640
  Restricted cash and securities (notes 1 and 5) ..........................          18,801           12,832
  Trade receivables, net of allowance for doubtful accounts
    of $8,694 and $9,524, respectively ....................................          32,642           36,905
  Prepaid expenses and other ..............................................          14,386           17,041
                                                                                -----------      -----------
         Total current assets .............................................         930,853          901,650
Restricted cash and securities (notes 1 and 5) ............................           1,680            1,556
Investments in affiliates, at cost (note 2) ...............................           8,957           30,579
Prepaid marketing expense .................................................          17,247           16,119

Equipment and leasehold improvements (note 3) .............................         269,132          330,660
Less accumulated depreciation and amortization ............................         (64,002)         (79,748)
                                                                                -----------      -----------
  Net equipment and leasehold improvements ................................         205,130          250,912
Other assets:
  Goodwill, net of accumulated amortization of $79,263 and
    $94,959, respectively .................................................         546,936          531,165
  Debt issuance costs, net of accumulated amortization of
    $3,934 and $4,867, respectively .......................................          28,362           27,680
  Other, net of accumulated amortization of $8,262 and
    $10,726, respectively .................................................          24,559           24,011
                                                                                -----------      -----------
         Total assets .....................................................     $ 1,763,724      $ 1,783,672
                                                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................     $    29,807      $    18,252
  Accrued expenses ........................................................          42,223           45,925
  Accrued interest payable ................................................          18,620           39,439
  Line of credit, notes payable and current portion of
    long-term debt ........................................................             945              473
  Current portion of capital lease obligations ............................          15,447           19,661
  Deferred revenue ........................................................          24,800           29,430
                                                                                -----------      -----------
         Total current liabilities ........................................         131,842          153,180
Long-term debt, less current portion, net of discount .....................       1,070,601        1,070,874
Capital lease obligations, less current portion ...........................          16,080           23,409
Other long-term liabilities ...............................................          12,078            2,035
                                                                                -----------      -----------
         Total liabilities ................................................       1,230,601        1,249,498
                                                                                -----------      -----------
Stockholders' equity (note 5):
  Preferred stock, 12,500,000 shares authorized; 7,200,000
    issued and outstanding of 6.75% Series A Convertible Preferred
    (aggregate liquidation preference $360,000) (notes 5 and 6) ...........         347,304          347,216
  Common stock, $.001 par value; 250,000,000 shares authorized;
    77,769,395 and 80,980,754 shares issued and 77,769,395 and
    79,620,754 outstanding at December 31, 1999 and
    March 31, 2000, respectively (notes 5 and 6) ..........................              78               80
  Additional paid-in capital ..............................................         462,480          502,372
  Accumulated deficit .....................................................        (366,290)        (439,315)
  Accumulated other comprehensive income ..................................          89,551          123,821
                                                                                -----------      -----------
         Total stockholders' equity .......................................         533,123          534,174
                                                                                -----------      -----------
Commitments and contingencies (note 4)
         Total liabilities and stockholders' equity .......................     $ 1,763,724      $ 1,783,672
                                                                                ===========      ===========



     See accompanying notes to condensed consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         Three Months Ended
                                                                              March 31,
                                                                      -------------------------
                                                                         1999           2000
                                                                      ---------      ----------
                                                                             (unaudited)

Revenue:
  Internet connectivity:
     Dedicated ..................................................     $  21,470      $  28,029
     Dial-up ....................................................         6,614          5,900
  Enhanced services and other ...................................        27,040         47,211
                                                                      ---------      ---------
          Total revenue .........................................        55,124         81,140
Costs and expenses:
  Cost of service ...............................................        19,406         26,039
  Sales and marketing ...........................................        14,831         19,726
  General and administrative and other ..........................        28,805         45,035
  Depreciation and amortization .................................        21,614         37,456
                                                                      ---------      ---------
          Total costs and expenses ..............................        84,656        128,256
                                                                      ---------      ---------
     Loss from operations .......................................       (29,532)       (47,116)
Other income (expense):
  Interest income ...............................................         4,778         11,960
  Interest expense ..............................................       (20,358)       (31,794)
                                                                      ---------      ---------
          Net loss ..............................................       (45,112)       (66,950)
Return on convertible preferred stock (note 5)  .................            --         (6,075)
                                                                      ---------      ---------
          Net loss attributable to common stockholders ..........     $ (45,112)     $ (73,025)
                                                                      =========      =========
Weighted average number of common shares
  outstanding -- basic and diluted ..............................        72,896         78,438
                                                                      =========      =========

Loss per common share -- basic and diluted ......................     $   (0.62)     $   (0.93)
                                                                      =========      =========

Net loss ........................................................     $ (45,112)     $ (66,950)

Other comprehensive income (loss):
  Foreign currency translation gain .............................            --            158
  Unrealized gains on securities ................................            --         34,112
                                                                      ---------      ---------
Other comprehensive income ......................................            --         34,270
                                                                      ---------      ---------
          Total comprehensive loss ..............................     $ (45,112)     $ (32,680)
                                                                      =========      =========



     See accompanying notes to condensed consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                         Accumulated
                                     Convertible       Common Stock        Additional                       Other
                                      Preferred   -----------------------   Paid-In     Accumulated     Comprehensive
                                        Stock       Shares       Amount     Capital       Deficit           Income       Total
                                     -----------  ----------   ----------  ----------   -----------     -------------    -----

Balances at January 1, 2000
  (note 5): .......................   $  347,304  77,769,395   $    78     $  462,480     $ (366,290)   $   89,551     $  533,123

Issuance of common stock for:
  Exercise of options .............           --     934,270         1          5,591             --            --          5,592
  Exercise of warrants ............           --     277,089        --            910             --            --            910
  Equity under swap agreement,
    net (note 5) ..................           --     640,000         1         33,099             --            --         33,100

Interest related to equity swap ...           --          --        --            (86)            --            --            (86)

Additional issuance costs of
convertible preferred stock .......          (88)         --        --             --             --            --            (88)

Stock option related
  compensation and
  severance costs (note 5) ........           --          --        --            378             --            --            378

Other comprehensive income ........           --          --        --             --             --        34,270         34,270

Return on convertible
  preferred stock .................           --          --        --             --         (6,075)           --         (6,075)

Net loss ..........................           --          --        --             --        (66,950)           --        (66,950)
                                      ----------  ----------   -------     ----------     ----------    ----------     ----------

Balances at March 31, 2000
  (unaudited) .....................   $  347,216  79,620,754   $    80     $  502,372     $ (439,315)   $  123,821     $  534,174
                                      ==========  ==========   =======     ==========     ==========    ==========     ==========




     See accompanying notes to condensed consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           ------------------------
                                                                              1999           2000
                                                                           ---------      ---------
                                                                                  (unaudited)

Cash flows from operating activities:
  Net loss ...........................................................     $ (45,112)     $ (66,950)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization ....................................        21,614         37,456
    Stock option related compensation and severance costs ............           680            378
    Other ............................................................            --          1,128
    Changes in operating assets and liabilities, excluding
      effects of business combinations:
      Receivables ....................................................        (1,144)        (4,263)
      Prepaid expenses and other current assets ......................       (11,988)        (2,655)
      Accounts payable ...............................................        (3,374)       (11,420)
      Accrued expenses ...............................................        10,489         (6,087)
      Accrued interest payable .......................................        19,435         14,958
      Deferred revenue ...............................................          (321)         4,630
                                                                           ---------      ---------
         Net cash used by operating activities .......................        (9,721)       (32,825)
                                                                           ---------      ---------
Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements ................        (9,867)       (47,225)
  Acquisition of net assets in business combinations and
    investments in affiliates, net of cash acquired ..................      (207,565)       (30,000)
  Change in restricted cash and securities ...........................          (217)         6,093
  Change in securities available for sale ............................        10,340         62,976
  Other ..............................................................        (8,975)        (1,841)
                                                                           ---------      ---------
    Net cash used by investing activities ............................      (216,284)        (9,997)
                                                                           ---------      ---------
Cash flows from financing activities:
  Debt issuance costs ................................................          (520)          (341)
  Repayments of lines of credit and notes payable ....................        (2,111)          (473)
  Repayments of capital lease obligations ............................        (2,096)        (5,789)
  Proceeds from equity swap agreement, net ...........................            --         33,100
  Proceeds from issuance of common and preferred stock, net
    of issuance costs ................................................         2,283          6,502
                                                                           ---------      ---------
    Net cash provided (used) by financing activities .................        (2,444)        32,999
                                                                           ---------      ---------
    Net decrease in cash and cash equivalents ........................      (228,449)        (9,823)
Cash and cash equivalents:
  Beginning of period ................................................       433,424        506,055
                                                                           ---------      ---------
  End of period ......................................................     $ 204,975      $ 496,232
                                                                           =========      =========

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................................     $     799      $  10,855
                                                                           =========      =========
  Cash paid for return on convertible preferred stock ................     $      --      $   6,075
                                                                           =========      =========
Supplemental disclosures of non-cash investing and financing activities:
  Equipment acquired through capital lease obligations ...............     $   4,895      $  17,054
                                                                           =========      =========
  Acquisition of net assets in business combinations through issuance of preferred stock, common stock and preferred
    stock options ....................................................     $  68,405      $      --
                                                                           =========      =========
  Other liabilities incurred for prepaid marketing expense
    and acquisition of customers through AOL agreement ...............     $  25,000      $      --
                                                                           =========      =========



     See accompanying notes to condensed consolidated financial statements.

                           VERIO INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Organization and Basis of Presentation

    Verio Inc. ("Verio" or "the Company") was incorporated on March 1, 1996. Since then, Verio has rapidly established a global presence by acquiring and growing Internet service providers with a business customer focus. Verio is the world-wide leader in hosting domain-based Web sites and is a leading provider of high speed connectivity and enhanced services such as electronic commerce and virtual private networks to small and medium sized businesses. Verio operates in one business segment and has operations in the United States, Europe and Asia. International customers generated approximately 10% of total revenue in each of the three-month periods ended March 31, 1999 and March 31, 2000.

    The accompanying unaudited financial information as of March 31, 2000 and for the three-month periods ended on March 31, 1999 and March 31, 2000 has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for each of the three-month periods ended on March 31, 1999 and March 31, 2000 have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

    The accompanying consolidated financial statements include the accounts of Verio and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 financial statement presentation. In particular, the financial statements reflect the effect of the two-for-one stock split that became effective on August 20, 1999 for stockholders of record at the close of business on August 3, 1999 (the "Stock Split") which was effected in the form of a stock dividend.

    (b) Cash and Cash Equivalents, Restricted Cash and Securities Available for Sale

    Verio considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Included in cash equivalents as of December 31, 1999 and March 31, 2000 are U.S. government, municipal and corporate debt securities, money market accounts and commercial paper totaling $506.1 million and $496.2 million respectively, with maturities ranging from 30 to 90 days.

    Restricted cash and securities include U.S. government securities that are classified as securities held to maturity and are recorded at amortized cost. At March 31, 1999 and March 31, 2000, amortized cost approximated fair value.

    Verio's securities available for sale consist of readily marketable debt securities with remaining maturities of greater than 90 days but less than 360 days at time of purchase, commercial paper and equity securities. Verio has classified a portion of its investment portfolio as available for sale securities. Available for sale securities are stated at fair value with unrealized gains and loss included in other comprehensive income. Realized gains and loss are determined on a specific identification basis. At March 31, 1999, the cost of these securities approximated fair value. At March 31, 2000, unrealized gains were approximately $123.8 million, primarily related to equity securities.

    (c) Other Assets

    Goodwill consists of the excess of cost over the fair value of net assets acquired and is generally amortized using the straight-line basis over 10 years. Debt issuance costs are amortized using the interest method over the life of the debt. Other intangibles consist primarily of costs associated with customer acquisitions and non-compete agreements and are amortized on the straight-line basis over three years.

(2) INVESTMENTS IN AFFILIATES

    In March 2000, Verio LLC, a subsidiary of the Company invested $30.0 million in cash in Agilera.com, a next generation application service provider that delivers customized e-business and enterprise solutions to emerging and middle-market companies. Verio's Board of Directors designated Verio LLC as an "Unrestricted Subsidiary" under each of the indentures pursuant to which Verio has issued debt instruments. Verio will account for its 39% equity interest in Agilera.com under the equity method. In connection with the investment, Verio entered into a commercial agreement with Agilera.com under which the Company will provide fundamental infrastructure to Agilera.com, including Internet connectivity through its Tier One network, as well as the servers, data center facilities and managed services necessary for Agilera.com to offer its hosted applications.

(3) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consisted of the following (in thousands):

                                                                December 31,   March 31,
                                                                   1999           2000
                                                                ------------   ---------

Internet access and computer equipment .....................     $ 175,111     $ 224,048
Fiber capacity .............................................        65,477        65,477
Furniture, fixtures and computer software ..................         9,062        10,951
Leasehold improvements .....................................        19,482        30,184
                                                                 ---------     ---------
                                                                 $ 269,132     $ 330,660
                                                                 =========     =========

     Depreciation expense was $7.7 million and $16.3 million for the three months ended March 31, 1999 and 2000, respectively. During the three months ended March 31, 2000, $2.1 million of purchased software was written off as management abandoned the related project.

(4) COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is subject to certain legal proceedings. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the Company's financial position, operating results or liquidity.

(5) STOCKHOLDERS' EQUITY AND LOSS PER SHARE

    A two-for-one stock split, which was effected on August 20, 1999 for stockholders of record at the close of business on August 3, 1999, is reflected in the accompanying financial statements for all periods presented.

         In July 1999 Verio issued 7.2 million shares of its 6.75% Series A Convertible Preferred Stock, with a liquidation preference of $50.00 per share, for approximate net proceeds of $347.3 million. The shares of preferred stock are convertible to shares of common stock at $48.2813 per share. The convertible preferred stock may be redeemed, at the Company's option, at 102.0% of the liquidation preference, plus accumulated and unpaid dividends on or after August 1, 2001, but prior to August 1, 2002, if the trading price of Verio common stock equals or exceeds $72.4219 per share for a specified period. In addition to the payments described above, holders would receive a payment equal to the present value of the dividends that would thereafter have been payable on the convertible preferred stock through and including August 1, 2002. Except as described above, the Company may not redeem the convertible preferred stock prior to August 1, 2002. Beginning on August 1, 2002, Verio may redeem the convertible preferred stock initially at 103.8571% of the liquidation preference and thereafter at prices declining to 100.0% on and after August 1, 2006, plus, in each case, all accumulated and unpaid dividends. Verio may effect any redemption, in whole or in part, by delivering cash, shares of common stock or a combination thereof. At the closing of this offering, the initial purchasers of the convertible preferred stock deposited approximately $24.3 million of the proceeds into an account from which four, equal quarterly cash payments are made to the preferred stockholders of record in the form of a return of capital, or which, at Verio's election, may be used to purchase shares of Verio common stock for delivery to holders in lieu of cash payments. The deposit account will be fully disbursed by August 1, 2000, unless it is earlier terminated. As of March 31, 2000, two of the quarterly payments have been made; the remaining two payments of $12.2 million are reflected in restricted cash on the consolidated balance sheet. Subsequent to August 1, 2000, dividends will accrue on a cumulative basis at 6.75% per annum.

         In March 2000, the Company and Verio LLC entered into several agreements with Salomon Smith Barney Inc. ("Salomon"). Pursuant to a purchase and sale agreement ("Purchase and Sale Agreement"), Verio LLC sold 0.6 million shares of Verio common stock to Salomon for gross proceeds of $33.6 million. The Company paid Salomon a $0.5 million structuring fee which was deducted from the proceeds. Simultaneously, Verio LLC and Salomon entered into an agreement ("Equity Swap Facility") whereby the Company is obligated to repay the gross proceeds of $33.6 million, plus a periodic fee equal to a LIBOR based rate plus a 2% margin. The Equity Swap Facility matures on December 18, 2000, but can be settled earlier by the Company without penalty. At settlement, Verio LLC, at its sole option, will determine the method of settlement as either share settlement or cash settlement. Due to the Company's ability and sole option to issue or receive shares of Verio common stock to settle the Equity Swap Facility, the Company records all amounts received or paid under this agreement as increases or decreases to equity.

    In connection with the Equity Swap Facility, Verio LLC entered into a pledge agreement with Salomon. Under the terms of the pledge agreement, Verio LLC pledged an additional 1.4 million shares of Verio common stock ("Pledged Shares") to secure the Equity Swap Facility. If the market value of the Pledged Shares and the original 0.6 million shares sold to Salomon falls below a specified ratio, Verio LLC will be required to pledge additional shares of Verio common stock. Subsequent to March 31, 2000, Verio LLC was required to pledge an additional 0.7 million shares of Verio common stock.

    Stock-Based Compensation Plans

    Verio has established incentive stock option plans (the Plans) whereby, at the discretion of the Board of Directors (the Board), Verio may grant stock options to employees of Verio and its controlled subsidiaries. As of March 31, 2000, Verio had reserved 18.4 million shares for issuance under the Plans. Prior to Verio's initial public offering, the option price was determined by the Board at the time the option was granted, with such price being not less than the estimated fair value of Verio's common stock. Options granted subsequent to the initial public offering are granted at fair value based on quoted prices for Verio's common stock. As of March 31, 2000 options had been granted and remained outstanding under the Plans entitling the holders to purchase approximately 14.0 million shares of Verio's common stock, at exercise prices ranging from $0.46 to $61.13 per share. Options granted on or before December 19, 1997 vest over a five year period, and expire ten years from the date of grant. Options granted December 20, 1997, or later, vest over periods up to four years, and expire eight years from the date of grant. Certain options granted prior to March 1998 may be exercised prior to their scheduled vesting date, but are subject to a repurchase by Verio at the exercise price until the scheduled vesting date. In addition, Verio has established a non-employee director stock incentive plan (the "Director Plan"), under which non-employee directors are granted stock options in order to incent them to serve the Company. As of March 31, 2000, Verio has reserved 1.1 million shares for issuance under the Director Plan. Options granted under the Director Plan are granted at fair value based on quoted prices for Verio's common stock. As of March 31, 2000, options had been granted and remained outstanding under the Director Plan entitling the holders to purchase approximately 0.4 million shares of Verio's common stock.

    With respect to certain option grants made subsequent to February 28, 1998 and before the completion of the initial public offering ("IPO"), Verio granted options to employees with exercise prices that subsequently were determined to be less than the fair value per share based upon Verio's estimated price per share in the IPO. Accordingly, Verio is recognizing compensation expense totaling approximately $7.5 million, as adjusted for forfeitures, pro rata over the forty-eight month vesting period of the options. This compensation expense totaled approximately $0.4 million for the three months ended March 31, 2000.

    Loss per share is calculated using weighted average common shares outstanding, which in the case of weighted average diluted shares, excludes the effect of common stock options and warrants, and convertible preferred stock, all of which are anti-dilutive in 1999 and 2000.

(6) SUBSEQUENT EVENTS

    At the April 27, 2000 annual meeting of the Company's stockholders, amendments were adopted to restate the Company's certificate of incorporation to increase the number of authorized common shares from 250.0 million to 750.0 million and to increase the number of authorized preferred shares from 12.5 million to 20.0 million.

    On May 7, 2000, the Company announced that it entered into an Agreement and Plan of Merger ("the Merger Agreement") with NTT Communications Corporation ("NTT") and Chaser Acquisition, Inc., a wholly-owned subsidiary of NTT ("Sub"). Pursuant to the Merger Agreement, and subject to the conditions thereof, Sub will commence a cash tender offer (the "Offer") for all outstanding shares of common stock of Verio at a purchase price of $60 per share, and all of the shares of preferred stock of the Company at a purchase price of $62.136 per share. The Board of Directors of both companies have approved the Merger Agreement. The agreement provides for the Sub to commence an Offer no later than May 17, 2000, for all of the outstanding shares of Verio's common and preferred stock. The Offer is subject to customary terms and conditions, including the tender of that number of shares of common stock that, together with the shares of Verio common stock currently owned by NTT Communications, constitute at least a majority of Verio's outstanding shares of common stock on a fully diluted basis. Following the Offer, Sub will merge with and into the Company (the "Merger") and the Company will become a wholly-owned subsidiary of NTT. In the Merger, the remaining common and preferred shareholders of the Company will become entitled to receive the per share consideration paid in the Offer. The transaction is expected to be completed in the third quarter of 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Verio's Annual Report on Form 10-K/A-1 for the year ended December 31, 1999, and the condensed consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-Q.

OVERVIEW

    Verio was founded in March 1996 and is the world's largest operator of Web sites for businesses and a leading provider of comprehensive Internet services with an emphasis on serving the small and medium sized business market. We offer customers a broad range of Internet solutions, including:

    o Telecommunication circuits -- permitting our customers to make connections to and transmit data over the Internet.

    o Web hosting services -- providing our customers with a presence on the Internet in the form of a Web site. We offer a complete suite of Web hosting services, including shared and dedicated server hosting for customers who prefer that we provide the server hardware, as well as co-location services where customers bring their own servers to a Verio data center.

    o Domain name registration -- providing a fast, on-line process for our customers to reserve their personalized Web address (such as www.yourcompany.com).

    o Electronic commerce services -- enabling our customers to conduct transactions with their customers and vendors over the Internet.

    o Application hosting services -- providing our customers with the functionality and features of business-focused software and database applications on a shared or rented basis via the Internet. These applications support and automate office systems and business processes, such as financial reporting, payroll, sales order entry, shipping, inventory management and customer service systems.

    o Secure Internet communication links -- permitting our customers to establish "virtual private networks" in order to engage in private and secure Internet communication with their employees, vendors, customers and suppliers.

    o Other enhanced value Internet services, such as automated Web site development tools and templates.


    As of March 31, 2000, we served over 315,000 customer accounts, including over 395,000 hosted Web sites, and had total revenue of approximately $81.1 million for the three months ended March 31, 2000.

RESULTS OF OPERATIONS

    The following table presents operating data, as a percentage of total revenue, for the three-month periods ended March 31, 1999 and March 31, 2000. This information is from our Condensed Consolidated Financial Statements included in this Form 10-Q. This information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto:

                                                                 Three Months Ended
                                                                      March 31,
                                                                 ------------------
                                                                  1999       2000
                                                                  ----       ----
Revenue:
  Internet connectivity .....................................       51%        42%
  Enhanced services and other ...............................       49%        58%
                                                                  ----       ----
          Total revenue .....................................      100%       100%
Costs and expenses:
  Cost of service ...........................................       35%        32%
  Sales and marketing .......................................       27%        24%
  General and administrative and other ......................       53%        56%
  Depreciation and amortization .............................       39%        46%
                                                                  ----       ----
          Total costs and expenses ..........................      154%       158%
                                                                  ----       ----
          Loss from operations ..............................      (54)%      (58)%
Other income (expense):
  Interest income ...........................................        9%        14%
  Interest expense ..........................................      (37)%      (39)%
                                                                  ----       ----
          Net loss ..........................................      (82)%      (83)%
Return on convertible preferred stock .......................       --         (7)%
                                                                  ----       ----
          Net loss attributable to common stockholders.......      (82)%      (90)%
                                                                  ====       ====

Revenue

    Most of our revenue is received from business customers who purchase Web hosting products, high-speed Internet connectivity, and other enhanced value Internet services. Verio offers a broad range of connectivity options to its customers including digital subscriber lines, integrated services digital network, dedicated lines, frame relay and dial-up connections. Connectivity customers typically sign a contract for one year of service and pay fixed, recurring monthly service charges plus a one-time setup fee under those agreements. These charges vary depending on the type of service, the length of the contract and local market conditions. Our shared and dedicated Web hosting customers typically pay fixed, recurring monthly service charges plus a one-time set-up fee. These charges vary depending on the amount of disk space and transit required by the customer. Other enhanced services include:

    o   e-commerce;

    o virtual private networks permitting our customers to engage in private and secure Internet communication with their employees, vendors, customers and suppliers;

    o   security services;

    o co-location services, which include leased space, connectivity and support services in specialized facilities for customers that wish to place their own equipment and software in our secure, controlled facilities;

    o   consulting; and,

    o   the sales of equipment and customer circuits.

    Revenue for all products is recognized as the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and are amortized monthly as services are rendered.

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

    Total revenue increased 47% from $55.1 million for the three months ended March 31, 1999 to $81.1 million for the three months ended March 31, 2000. Internal growth contributed significantly to this increase as well as the acquisition of digitalNATION, which was completed after March 31, 1999. Revenue from Web hosting and other Internet enhanced value services increased from 49% of revenue for the three months ended March 31, 1999 to 58% for the three months ended March 31, 2000, and is expected to continue to grow as a percent of revenue.

Cost of Service

    Cost of service consists primarily of local telecommunications expense, which is the cost of transporting data between a customer's place of business, Verio's local points of presence and a national point of presence. Cost of service also includes Internet access expense and the cost of equipment sold to customers. Internet access expense is the cost that we pay to lease fiber capacity that we use to carry our customers' data between national points of presence on the Internet. Most of the Internet businesses and operations we have acquired were parties to various local telecommunications and Internet access contracts with third parties when we acquired them. We are continuing the process of converting the traffic carried by third parties to our own network.

    Cost of service increased $6.6 million from $19.4 million for the three months ended March 31, 1999 to $26.0 million for the three months ended March 31, 2000, due to internal growth and acquisitions. As a percentage of revenue, cost of service decreased from 35% for the three months ended March 31, 1999 to 32% for the three months ended March 31, 2000. This improvement primarily reflects the scale efficiencies of our local and national networks and the shift in our revenue mix to products with higher gross margin, such as Web hosting. As Verio continues to grow, we expect our cost of service to continue to increase in absolute dollars and decrease as a percentage of total revenue. This decrease reflects Verio's revenue mix shift to higher margin Web hosting and other enhanced value Internet services and the benefits of shifting traffic from third party networks to the Verio network.

Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries, commissions and advertising.

    Sales and marketing expenses increased $4.9 million from $14.8 million for the three months ended March 31, 1999 to $19.7 million for the three months ended March 31, 2000, due to increases in the number of direct sales representatives, indirect channel managers and marketing personnel and increased brand advertising. As a percent of revenue, sales and marketing expenses decreased from 27% for the three months ended March 31, 1999 to 24% for the three months ended March 31, 2000, as revenue growth outpaced expenditures. As Verio seeks to accelerate our revenue growth, we also expect sales and marketing expenses to increase in total dollars but limited changes as a percentage of revenue.

General and Administrative and Other Expenses

    General and administrative and other expenses consist primarily of salaries and related benefits, rent and utilities. Such expenses also include the expenses of general management, engineering, customer care and accounting.

    General and administrative and other expenses increased $16.2 million from $28.8 million for the three months ended March 31, 1999, to $45.0 million for the three months ended March 31, 2000, reflecting our expanded operations. As a percentage of revenue, general and administrative and other expenses increased from 53% to 56%, which was the result of planned investments in new and expanded data centers, scalable web hosting operations and international operations. Verio expects significant increases in general and administrative expenses in absolute dollars but limited changes as a percentage of revenue.

Depreciation and Amortization

    Depreciation is provided over the estimated useful lives of assets ranging from three to five years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a ten-year period. Debt issuance costs are amortized over the life of the debt. Other intangibles consist primarily of the costs associated with customer acquisitions and non-compete agreements and are amortized over a three-year period or the life of the agreement. In 1999, the Company entered into a 20-year capacity agreement with Qwest to acquire fiber capacity on Qwest's fiber optic network for $65.5 million. This payment will be depreciated over the life of the agreement.

    Depreciation and amortization expenses increased $15.8 million, or 73%, from the three months ended March 31, 1999 to March 31, 2000, primarily due to increases in equipment and leasehold improvements and goodwill. Depreciation expense is expected to increase significantly as a result of planned future expenditures.

Other Income (Expenses)

    Interest income increased from $4.8 million for the three months ended March 31, 1999 to $12.0 million for the three months ended March 31, 2000 due to increased cash balances resulting from debt offerings and proceeds from the issuance of $360.0 million in preferred stock in July 1999. See "-- Liquidity and Capital Resources." Interest and other expenses increased from $20.4 million for the three months ended March 31, 1999 to $31.8 million for the three months ended March 31, 2000, primarily due to the issuance of 10 5/8% Senior Notes due 2009 in November 1999.

Other Comprehensive Income

    Other comprehensive income increased $34.3 million from the three months ended March 31, 1999 to March 31, 2000, primarily due to the unrealized gain on investments in publicly traded equity securities. At March 31, 1999, these securities were not publicly traded.

Return on Preferred Stock.

    The return on preferred stock relates to the payments required to be made at 6.75% of $360.0 million per annum, which is being paid in cash quarterly through August 1, 2000 from the deposit account established in connection with the issuance of our Series A

Convertible Preferred Stock. Amounts on deposit in the deposit account are recorded as restricted cash. Subsequent to August 1, 2000, the obligation will begin to accrue on a cumulative basis at the same rate of 6.75% per annum and is expected to be paid in shares of Verio's common stock.

LIQUIDITY AND CAPITAL RESOURCES

    Our business strategy has required, and is expected to continue to require, substantial capital to fund acquisitions and investments, capital expenditures and interest expense.

    As of March 31, 2000, we had approximately $849.3 million in cash and cash equivalents and securities available for sale (including $14.4 million of restricted cash). Significant cash activity for the three months ended March 31, 2000 is explained by equipment purchases, investments and the Equity Swap Facility that we entered into with Salomon Smith Barney Inc. Cash used to purchase equipment increased $37.4 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, as we expanded our Web hosting and co-location physical infrastructure, systems and personnel. The acquisition of Hiway in January 1999 resulted in an aggregate cash outflow of approximately $176.0 million in investing activities whereas the March 2000 acquisition of Agilera.com, a subsidiary of CIBER, Inc., resulted in a cash outflow of approximately $30.0 million. Also in 2000, the Equity Swap Facility with Salomon resulted in $33.1 million (net) additional cash provided by financing activities. Cash provided by working capital items was $13.1 million for the three months ended March 31, 1999, compared to $4.8 million used by working capital items for the three months ended March 31, 2000.

    Our business plan for 2000 currently anticipates investing approximately $350.0 million over the year for capital expenditures. Approximately $300.0 million of the budgeted amount is for the expansion of hosting operations. Specifically, the expenditures include $200.0 million for new and expanded hosting centers, $45.0 million for additional servers, and the balance for product development, software licenses, IT systems, a new Web operations control center and leasehold improvements. The remaining $50.0 million of capital has been budgeted for network equipment, systems and facilities to support the growth of our high-speed access business. During the quarter ended March 31, 2000, Verio made capital investments of $64.3 million.

    We also have significant debt service requirements. At March 31, 2000 our long-term liabilities were $1,096.3 million, and the expected annual interest expense is approximately $119.2 million. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

    We have a $100.0 million revolving credit facility with a group of commercial lending institutions. This facility is secured by substantially all of the stock of our subsidiaries and by an agreement with Qwest pursuant to which Verio may lease fiber capacity from time to time. The credit facility requires no payments of principal until its maturity on June 30, 2002. The terms of the credit facility provide for borrowings at a margin of 2% above LIBOR. There is a commitment fee of 1/2 of 1% per annum on the undrawn amount of the credit facility. We have made no borrowings under the credit facility.

    The credit facility contains a number of other restrictions, including limitations on our ability to:

    o   engage in businesses other than the Internet service business;

    o   place liens on our assets; and

    o   pay cash dividends on common stock.


    In addition, under the credit facility, our indebtedness (less cash) may not exceed 2.35 times our annualized pro forma revenue for the most recent quarter. We currently have the ability to borrow the full $100.0 million commitment. We are required to pay back any amounts borrowed under the credit facility with the proceeds of new indebtedness, asset sales, free cash flow in excess of $5.0 million in any quarter, or the net proceeds from insurance claims.

    Certain of our other debt instruments also impose significant limitations on our ability to incur additional indebtedness unless we have issued additional equity, or if our Consolidated Pro Forma Interest Coverage Ratio, as defined in the indentures, is greater than or equal to 1.8 to 1.0 prior to June 30, 1999, or 2.5 to 1.0 on or after that date, and if the ratio of our total debt to consolidated annualized pro forma operating cash flow is not higher than 6:1.

    The indentures contain a number of other restrictions, including, among others, limitations on our ability to:

    o engage or make investments in businesses other than the Internet service business;

    o   place liens on or dispose of our assets; and

    o   pay cash dividends on common stock.

    If a change of control with respect to Verio occurs, we are required to make an offer to purchase all the debt instruments then outstanding at a price equal to 101% of the respective principal amount of the notes, plus accrued and unpaid interest. We are in compliance with the provisions of all of our debt agreements.

    We issued 7.2 million shares of 6.75% Series A Convertible Preferred Stock, with a liquidation preference of $50.00 per share, for approximate net proceeds of $347.3 million. At the closing of this offering, the initial purchasers of the convertible preferred stock deposited approximately $24.3 million into an account from which quarterly cash payments will be made, or which may be used, at Verio's option, to purchase shares of our common stock from us for delivery to holders in lieu of cash payments. The deposit account will be fully disbursed on August 1, 2000, unless it is earlier terminated and is reflected in restricted cash. Subsequent to August 1, 2000, the obligation is expected to be paid in shares of Verio's common stock.

    On November 19, 1999, we sold $400.0 million principal amount of 10 5/8% Senior Notes due 2009 in November 1999, for net proceeds of approximately $388.0 million. Interest at the annual rate of 10 5/8% is payable semi-annually in arrears on May 15 and November 15 of each year commencing May 15, 2000. We have the option of redeeming these notes at 105.313% of the principal amount starting November 15, 2004 and at decreasing redemption premiums thereafter.

    In March 2000, the Company and Verio LLC entered into several agreements with Salomon Smith Barney Inc. ("Salomon"). Pursuant to a purchase and sale agreement ("Purchase and Sale Agreement"), Verio LLC sold 0.6 million shares of Verio common stock to Salomon for gross proceeds of $33.6 million. The Company paid Salomon a $0.5 million structuring fee which was deducted from the proceeds. Simultaneously, Verio LLC and Salomon entered into an agreement ("Equity Swap Facility") whereby the Company is obligated to repay the gross proceeds of $33.6 million, plus a periodic fee equal to a LIBOR based rate plus a 2% margin. The Equity Swap Facility matures on December 18, 2000, but can be settled earlier by the Company without penalty. At settlement, Verio LLC, at its sole option, will determine the method of settlement as either share settlement or cash settlement. Due to the Company's ability and sole option to issue or receive shares of Verio common stock to settle the Equity Swap Facility, the Company records all amounts received or paid under this agreement as increases or decreases to equity

    Our anticipated expenditures are inherently uncertain and will vary widely based on many factors including operating performance and working capital requirements, the cost of additional acquisitions and investments, the requirements for capital equipment to operate our business and our ability to raise additional funds. Accordingly, we may need significant amounts of cash in excess of our plan, and no assurance can be given as to the actual amounts of our future expenditures. We will have to increase revenue without a commensurate increase in costs to generate sufficient cash to enable us to meet our debt service obligations. There can be no assurance that we will have sufficient financial resources if operating losses increase or additional acquisition or other investment opportunities become available.

    We expect to meet our capital needs for the next 12 months with cash on hand, and beyond 12 months, with the proceeds from the sale or issuance of capital stock, the credit facility, lease financing and additional debt. We regularly examine financing alternatives based on prevailing market conditions and expect to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, we will be dependent on obtaining positive operating cash flows and, to the extent cash flows are not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale. In addition, our operating flexibility with respect to certain business activities is limited by covenants associated with our indebtedness. There can be no assurance that such covenants will not adversely affect our ability to finance our future operations or capital needs or to engage in business activities that may be in our interest.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS 133 -- An Amendment of SFAS 133, has delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of these pronouncements is not expected to have a significant effect on the Company's financial position or results of operations.

    In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We are required to be in conformity with the provisions of SAB 101, as amended by SAB 101A, no later than April 1, 2000 and do not expect a material effect on our financial position, results of operations or cash flows as a result of SAB 101.

IMPACT OF YEAR 2000

    The commonly referred to Year 2000 or Y2K issue results from the fact that many computer programs and systems were developed without considering the possible impact of a change in the century designation that occurred on January 1, 2000. As a result, these programs and systems use only two digits instead of four to identify the year in the date field. Many people were concerned that essential systems and programs might not properly recognize this date and therefore could generate inaccurate data, calculate erroneous results, or fail if the issue remained uncorrected. As a result of these concerns, we undertook a pervasive inventory, internal and third-party compliance assessment, and service-level testing effort across all of our operations. Based on these initiatives we discovered certain non-material Y2K compliance issues and took appropriate corrective actions in advance of January 1, 2000. On January 1, 2000 and since that time, we have not experienced any significant Year 2000 problems in connection with any of our systems or operations. Based on that experience, we do not expect that we will encounter any significant latent Y2K-related problems in the future.

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


ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

    No significant changes in the quantitative and qualitative disclosures about market risk have occurred from the discussion contained in our report on Form 10-K/A-1 for the year ended December 31, 1999, which was filed with the Commission on March 27, 2000.

    In connection with the Equity Swap Facility, Verio LLC entered into a pledge agreement with Salomon. Under the terms of the pledge agreement, Verio LLC pledged an additional 1.4 million shares of Verio common stock ("Pledged Shares") to secure the Equity Swap Facility. If the market value of the Pledged Shares and the original 0.6 million shares sold to Salomon falls below a specified ratio, Verio LLC will be required to pledge additional shares of Verio common stock. Subsequent to March 31, 2000, Verio LLC was required to pledge an additional 0.7 million shares of Verio common stock.



                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         Verio is party to various legal proceedings that have arisen in the ordinary course of business. We do not believe any of these proceedings, if determined adversely to us, would have a material adverse effect on us.

ITEM 2. Changes in Securities and Use of Proceeds

         On March 17, 2000 the Company entered into an equity swap transaction (the "Equity Swap") with Verio, LLC and Salomon Brothers Holding Company Inc. ("Salomon") pursuant to which Verio, LLC sold 640,000 shares of common stock, $0.001 par value per share, of the Company ("Common Stock") to Salomon for proceeds in the amount of approximately $33,600,000. Prior to this transaction, the Company had issued as a capital contribution to Verio, LLC, a wholly-owned unrestricted subsidiary of the Company, 2,000,000 shares of Common Stock. Subsequently, the Company issued an additional 1,500,000 shares of Common Stock to Verio, LLC, again as a capital contribution. As part of the Equity Swap, Verio, LLC pledged an additional amount of shares of Common Stock to Salomon to support the financial derivative transaction with Salomon.

ITEM 3. Defaults Upon Senior Securities

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders

         None.

ITEM 5. Other Information

         On May 1, 2000, Verio issued a press release announcing the appointment of Thomas A Marinkovich to the Verio Board of Directors, effective as of April 27, 2000. Mr. Marinkovich will also serve as chairman of the Audit Committee of the Verio Board.

         On May 7, 2000, Verio entered into an Agreement and Plan of Merger (the "Merger Agreement") with NTT Communications Corporation ("NTT") and Chaser Acquisition, Inc., a wholly-owned subsidiary of NTT ("Sub"). Pursuant to the Merger Agreement, and subject to the conditions thereof, Sub will commence a cash tender offer (the "Offer") for all outstanding shares of common stock, par value $.001 per share, of Verio, at a purchase price of $60.00 per share, and all the shares of preferred stock of Verio, at a purchase price of $62.136 per share. Following the Offer, Sub will merge with and into Verio (the "Merger") and Verio will become a wholly-owned subsidiary of NTT. In the Merger, the remaining common and preferred stockholders of Verio will become entitled to receive the per share consideration paid in the Offer. On May 7, 2000 (May 8, 2000 Tokyo time), the Company issued a press release announcing the execution of the Merger Agreement.

ITEM 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  27.1 Financial Data Schedule

         (b)  Reports on Form 8-K

         On February 28, 2000, the Company filed a Current Report on Form 8-K, dated January 31, 2000. The Current Report included as an exhibit a press release issued by the Company announcing, among other things, the following matters: (i) the Company's plan to accelerate Web hosting and co-location services; (ii) a $350 million capital budget for calendar year 2000, including significant facilities expansion; (iii) the Company's operating priorities focus on the growth and support for Web hosting, e-commerce and other application hosting services; (iv) European expansion is underway; and (v) the resignation of Herbert R. Hribar as a director, President and COO of the Company, effective February 4, 2000.

         On March 1, 2000, the Company filed a Current Report on Form 8-K, dated March 1, 2000. The Current Report included as an exhibit a press release issued by the Company announcing, among other things, the following matters: (i) fourth quarter results and $258.3 million in total 1999 revenue; (ii) the creation of an ASP joint venture with CIBER, Inc. to host complex applications for larger businesses; (iii) the addition of Qwest Communications as a "Powered by Verio" distribution partner; and (iv) the launch of new domain name registration services in partnership with Melbourne IT. The press release also included summary consolidated financial data for the three months ending December 31, 1998 and December 31, 1999.

         On May 1, 2000, the Company filed a Current Report on Form 8-K, dated April 27, 2000. The Current Report included as an exhibit a press release issued by the Company announcing the appointment of Thomas A Marinkovich to the Company's Board of Directors, effective as of April 27, 2000, and that Mr. Marinkovich would also serve as chairman of the Audit Committee of the Board of Directors.

         On May 8, 2000, the Company filed a Current Report on Form 8-K, dated May 7, 2000, reporting that the Company, NTT Communications Corporation ("NTT") and Chaser Acquisition, Inc., a wholly-owned subsidiary of NTT ("Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of May 7, 2000. Pursuant to the Merger Agreement, and subject to the conditions thereof, Sub will commence a cash tender offer (the "Offer") for all outstanding shares of common stock, par value $.001 per share, of the Company, at a purchase price of $60.00 per share, and all the shares of preferred stock of the Company, at a purchase price of $62.136 per share. Following the Offer, Sub will merge with and into the Company (the "Merger") and the Company will become a wholly-owned subsidiary of NTT. In the Merger, the remaining common and preferred stockholders of the Company will become entitled to receive the per share consideration paid in the Offer. The Current Report included as exhibits a press release issued by the Company relating to the Merger and a copy of the Merger Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VERIO INC.


Date:    May 10, 2000              /s/ PETER B. FRITZINGER
                                 ----------------------------------------------
                                 Peter B. Fritzinger
                                 Chief Financial Officer


Date:    May 10, 2000              /s/ CARLA HAMRE DONELSON
                                 ----------------------------------------------
                                 Carla Hamre Donelson
                                 Vice President, General Counsel and Secretary

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.1                        Financial Data Schedule