Form 10-Q
period 2000-06-30
VERIO INC
filed 2000-08-14
CIK 1040956

================================================================================


                                    FORM 10-Q

                                 ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's common stock outstanding as of August 10, 2000 was 82,247,815.

================================================================================

                                   VERIO INC.

                                    FORM 10-Q
                                  June 30, 2000


                                     INDEX                                                  PAGE
                                                                                            -----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets - December 31, 1999 and June 30,
     2000 (unaudited) ...............................................................         3

  Condensed Consolidated Statements of Operations and Comprehensive Loss -
     Three Months Ended June 30, 1999 and June 30, 2000 (unaudited) .................         4

  Condensed Consolidated Statements of Operations and Comprehensive Loss -
     Six Months Ended June 30, 1999 and June 30, 2000 (unaudited) ...................         5

  Condensed Consolidated Statement of Stockholders' Equity - Six Months
     Ended June 30, 2000 (unaudited) ................................................         6

  Condensed Consolidated Statements of Cash Flows - Six Months Ended
     June 30, 1999 and June 30, 2000 (unaudited) ....................................         7

  Notes to Condensed Consolidated Financial Statements ..............................         8

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations .............................................................        12

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..................        18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...........................................................        18

Item 2. Changes in Securities and Use of Proceeds ...................................        19

Item 3. Defaults Upon Senior Securities .............................................        19

Item 4. Submission of Matters to a Vote of Security Holders .........................        19

Item 5. Other Information ...........................................................        20

Item 6. Exhibits and Reports on Form 8-K ............................................        20

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           VERIO INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  DECEMBER 31,        JUNE 30,
                                                                                      1999              2000
                                                                                  -----------        -----------
                                                                                                     (UNAUDITED)

                             ASSETS

Current assets:
  Cash and cash equivalents ...............................................       $   506,055        $   381,468
  Securities available for sale ...........................................           358,969            318,167
  Restricted cash and securities (notes 1 and 5) ..........................            18,801              7,063
  Trade receivables, net of allowance for doubtful accounts
    of $8,694 and $9,882, respectively ....................................            32,642             35,805
  Prepaid expenses and other ..............................................            14,386             20,153
                                                                                  -----------        -----------
         Total current assets .............................................           930,853            762,656
Restricted cash and securities (notes 1 and 5) ............................             1,680              1,369
Investments in affiliates, at cost (note 2) ...............................             8,957             28,608
Prepaid marketing expense .................................................            17,247             15,141

Equipment and leasehold improvements (note 3) .............................           269,132            392,561
Less accumulated depreciation and amortization ............................           (64,002)          (101,919)
                                                                                  -----------        -----------
  Net equipment and leasehold improvements ................................           205,130            290,642
Other assets:
  Goodwill, net of accumulated amortization of $79,263 and
    $110,568, respectively ................................................           546,936            513,739
  Debt issuance costs, net of accumulated amortization of
    $3,934 and $5,802, respectively .......................................            28,362             26,743
  Other, net of accumulated amortization of $8,262 and
    $13,186, respectively .................................................            24,559             24,503
                                                                                  -----------        -----------
         Total assets .....................................................       $ 1,763,724        $ 1,663,401
                                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................       $    29,807        $    23,125
  Accrued expenses ........................................................            42,223             57,534
  Accrued interest payable ................................................            18,620             19,657
  Line of credit, notes payable and current portion of
    long-term debt ........................................................               945                473
  Current portion of capital lease obligations ............................            15,447             24,174
  Deferred revenue ........................................................            24,800             29,718
                                                                                  -----------        -----------
         Total current liabilities ........................................           131,842            154,681
Long-term debt, less current portion, net of discount .....................         1,070,601          1,071,156
Capital lease obligations, less current portion ...........................            16,080             26,568
Other long-term liabilities ...............................................            12,078              1,861
                                                                                  -----------        -----------
         Total liabilities ................................................         1,230,601          1,254,266
                                                                                  -----------        -----------
Stockholders' equity (note 5):
  Preferred stock, 12,500,000 and 20,000,000 shares authorized at
     December 31, 1999 and June 30, 2000, respectively; 7,200,000 shares issued and outstanding of 6.75% Series A Convertible Preferred
     (aggregate liquidation preference $360,000) (notes 5 and 6) ..........           347,304            347,536
  Common stock, $.001 par value; 250,000,000 and 750,00,000 shares authorized;  77,769,395 and 84,986,524 shares issued and 77,769,395 and 82,126,524  outstanding at December 31, 1999 and June 30, 2000,
     respectively (notes 5 and 6) .........................................                78                 82

  Additional paid-in capital ..............................................           462,480            518,012
  Accumulated deficit .....................................................          (366,290)          (519,824)
  Accumulated other comprehensive income ..................................            89,551             63,329
                                                                                  -----------        -----------
         Total stockholders' equity .......................................           533,123            409,135
                                                                                  -----------        -----------
Commitments and contingencies (note 4)
         Total liabilities and stockholders' equity .......................       $ 1,763,724        $ 1,663,401
                                                                                  ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              ---------------------------
                                                                1999             2000
                                                              ---------        ----------
                                                                      (UNAUDITED)

Revenue:
  Internet connectivity:
     Dedicated ........................................       $  23,102        $   29,043
     Dial-up ..........................................           6,153             5,340
  Enhanced services and other .........................          32,681            49,775
                                                              ---------        ----------
          Total revenue ...............................          61,936            84,158
Costs and expenses:
  Cost of service .....................................          20,139            26,948
  Sales and marketing .................................          14,702            20,680
  General and administrative and other ................          31,040            47,472
  Depreciation and amortization .......................          25,126            41,230
                                                              ---------        ----------
          Total costs and expenses ....................          91,007           136,330
                                                              ---------        ----------
     Loss from operations .............................         (29,071)          (52,172)
Other income (expense):
  Interest income .....................................           4,232            13,012
  Interest and other expenses .........................         (20,854)          (31,803)
  Equity in losses of affiliates ......................            --              (3,471)
                                                              ---------        ----------
          Net loss ....................................         (45,693)          (74,434)
Return on convertible preferred stock(note 5)  ........            --              (6,075)
                                                              ---------        ----------
          Net loss attributable to common .............       $ (45,693)       $  (80,509)
                                                              =========        ==========
stockholders
Weighted average number of common shares
  outstanding -- basic and diluted ....................          74,894            80,285
                                                              =========        ==========

Loss per common share -- basic and diluted ............       $   (0.61)       $    (1.00)
                                                              =========        ==========

Net loss ..............................................       $ (45,693)       $  (74,434)

Other comprehensive loss:
  Foreign currency translation loss ...................            --                 (27)
  Unrealized loss on securities .......................            --             (60,465)
                                                              ---------        ----------
Other comprehensive loss ..............................            --             (60,492)
                                                              ---------        ----------
          Total comprehensive loss ....................       $ (45,693)       $ (134,926)
                                                              =========        ==========



     See accompanying notes to condensed consolidated financial statements.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        ---------------------------
                                                                           1999             2000
                                                                        ---------         ---------
                                                                               (UNAUDITED)

Revenue:
  Internet connectivity:
     Dedicated ..................................................       $  44,572        $   57,072
     Dial-up ....................................................          12,766            11,240
  Enhanced services and other ...................................          59,722            96,986
                                                                        ---------        ----------
          Total revenue .........................................         117,060           165,298
Costs and expenses:
  Cost of service ...............................................          39,545            52,987
  Sales and marketing ...........................................          29,533            40,406
  General and administrative and other ..........................          59,845            92,507
  Depreciation and amortization .................................          46,740            78,686
                                                                        ---------        ----------
          Total costs and expenses ..............................         175,663           264,586
                                                                        ---------        ----------
     Loss from operations .......................................         (58,603)          (99,288)
Other income (expense):
  Interest income ...............................................           9,010            24,972
  Interest and other expenses ...................................         (41,212)          (63,597)
  Equity in losses of affiliates ................................            --              (3,471)
                                                                        ---------        ----------
          Net loss ..............................................         (90,805)         (141,384)
Return on convertible preferred stock (note 5)  .................            --             (12,150)
                                                                        ---------        ----------
          Net loss attributable to common stockholders ..........       $ (90,805)       $ (153,534)
                                                                        =========        ==========
Weighted average number of common shares
  outstanding -- basic and diluted ..............................          73,903            79,423
                                                                        =========        ==========

Loss per common share -- basic and diluted ......................       $   (1.23)       $    (1.93)
                                                                        =========        ==========

Net loss ........................................................       $ (90,805)       $ (141,384)

Other comprehensive income (loss):
  Foreign currency translation gain .............................            --                 131
  Unrealized loss on securities .................................            --             (26,353)
                                                                        ---------        ----------
Other comprehensive loss ........................................            --             (26,222)
                                                                        ---------        ----------
          Total comprehensive loss ..............................       $ (90,805)       $ (167,606)
                                                                        =========        ==========



     See accompanying notes to condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                       ACCUMULATED
                                    CONVERTIBLE      COMMON STOCK         ADDITIONAL                      OTHER
                                     PREFERRED   ---------------------     PAID-IN     ACCUMULATED    COMPREHENSIVE
                                       STOCK       SHARES     AMOUNT       CAPITAL      DEFICIT          INCOME          TOTAL
                                    -----------  ----------  ---------   -----------  ------------    -------------    ---------

Balances at January 1, 2000
  (note 5): ....................... $  347,304   77,769,395     $   78    $  462,480    $ (366,290)    $   89,551     $  533,123

Issuance of common stock for:
  Exercise of options .............       --      1,968,929          2        20,207          --             --           20,209
  Exercise of warrants ............       --      1,685,285          1             7          --             --                8
  Employee purchases ..............       --         62,915       --           2,048          --             --            2,048
  Equity under swap agreement,
    net (note 5) ..................       --        640,000          1        33,099          --             --           33,100

Interest related to equity swap ...       --           --         --            (543)         --             --             (543)

Reimbursed issuance costs of
convertible preferred stock, net
of additional expenses..... .......        232         --         --            --            --             --              232

Stock option related compensation
  and severance costs (note 5) ....       --           --         --             714          --             --              714

Other comprehensive loss ..........       --           --         --            --            --          (26,222)       (26,222)

Return on convertible preferred
  stock ...........................       --           --         --            --         (12,150)          --          (12,150)

Net loss ..........................       --           --         --            --        (141,384)          --         (141,384)
                                    ----------   ----------     ------    ----------    ----------     ----------     ----------

Balances at June 30, 2000
  (unaudited) ..................... $  347,536   82,126,524     $   82    $  518,012    $ (519,824)    $   63,329     $  409,135
                                    ==========   ==========     ======    ==========    ==========     ==========     ==========



     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         ----------------------------
                                                                            1999              2000
                                                                         ---------         ----------
                                                                                (UNAUDITED)

Cash flows from operating activities:
  Net loss ......................................................        $ (90,805)        $ (141,384)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization ...............................           46,740             78,686
    Stock option related compensation and severance costs .......            1,345                714
    Equity in losses of affiliates ..............................             --                3,471
    Other .......................................................             --                2,105
    Changes in operating assets and liabilities, excluding
      effects of business combinations:
      Receivables ...............................................           (4,810)            (3,163)
      Prepaid expenses and other current assets .................           (8,456)            (5,766)
      Accounts payable ..........................................           (4,395)            (6,681)
      Accrued expenses ..........................................           12,099              6,741
      Accrued interest payable ..................................             (232)           (11,073)
      Deferred revenue ..........................................             (784)             4,918
                                                                         ---------         ----------
         Net cash used by operating activities ..................          (49,298)           (71,432)
                                                                         ---------         ----------
Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements ...........          (21,459)           (94,948)
  Acquisition of net assets in  business combinations
    and investments in affiliates, net of cash acquired .........         (207,637)           (30,751)

  Change in restricted cash and securities ......................            6,697             12,049
  Change in securities available for sale .......................           41,506             22,957
  Other .........................................................          (10,559)            (4,834)
                                                                         ---------         ----------
    Net cash used by investing activities .......................         (191,452)           (95,526)
                                                                         ---------         ----------
Cash flows from financing activities:
  Debt issuance costs ...........................................             (857)              (249)
  Repayments of lines of credit and notes payable ...............           (2,723)              (473)
  Repayments of capital lease obligations .......................           (4,696)           (12,272)
  Proceeds from equity swap agreement, net ......................             --               33,100
  Proceeds from issuance of common and preferred stock,
    net of issuance costs .......................................            6,661             22,265

    Net cash provided (used) by financing activities ............           (1,615)            42,371
                                                                         ---------         ----------
    Net decrease in cash and cash equivalents ...................         (242,365)          (124,587)
Cash and cash equivalents:
  Beginning of period ...........................................          433,424            506,055
                                                                         ---------         ----------
  End of period .................................................        $ 191,059         $  381,468
                                                                         =========         ==========

Supplemental disclosures of cash flow information:
  Cash paid for interest ........................................        $  40,858         $   62,223
                                                                         =========         ==========
  Cash paid for return on convertible preferred stock ...........        $    --           $   12,150
                                                                         =========         ==========
Supplemental disclosures of non-cash investing and
  financing activities:
  Equipment acquired through capital lease obligations ..........        $  11,990         $   31,152
                                                                         =========         ==========
  Acquisition of net assets in business combinations
   through issuance of preferred stock, common stock and
   preferred stock options ......................................        $  65,508         $     --
                                                                         =========         ==========
  Other liabilities incurred for prepaid marketing expense
    and acquisition of customers through AOL agreement ..........        $  25,000         $     --
                                                                         =========         ==========


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Organization and Basis of Presentation

    Verio Inc. ("Verio" or "the Company") was incorporated on March 1, 1996. Since then, Verio has rapidly established a global presence by acquiring and growing Internet service providers with a business customer focus. Verio is the world-wide leader in hosting domain-based Web sites and is a leading provider of high speed connectivity and enhanced services such as electronic commerce and virtual private networks to small and medium sized businesses. Verio operates in one business segment and has operations in the United States and Europe. International customers generated approximately 10% of total revenue in each of the six-month periods ended June 30, 1999 and June 30, 2000.

    The accompanying unaudited financial information as of June 30, 2000 and for the three and six-month periods ended on June 30, 1999 and June 30, 2000 has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for each of the six-month periods ended on June 30, 1999 and June 30, 2000 have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

    The accompanying condensed consolidated financial statements include the accounts of Verio and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates. Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 financial statement presentation. In particular, the financial statements reflect the effect of the two-for-one stock split that became effective on August 20, 1999 for stockholders of record at the close of business on August 3, 1999 (the "Stock Split") which was effected in the form of a stock dividend.

    (b) Cash and Cash Equivalents, Restricted Cash and Securities Available for Sale

    Verio considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Included in cash equivalents as of December 31, 1999 and June 30, 2000 are U.S. government, municipal and corporate debt securities, money market accounts and commercial paper totaling $506.1 million and $381.5 million respectively, with maturities ranging from 30 to 90 days.

    Restricted cash and securities include U.S. government securities that are classified as securities held to maturity and are recorded at amortized cost. At June 30, 1999 and June 30, 2000, amortized cost approximated fair value.

    Verio has classified a portion of its investments as securities available for sale, which are readily marketable debt securities with remaining maturities of greater than 90 days but less than 360 days at time of purchase, and equity securities. Available for sale securities are stated at fair value with unrealized gains and loss included in other comprehensive income. Realized gains and loss are determined on a specific identification basis. At June 30, 1999, there were no material unrealized gains. At June 30, 2000, unrealized gains were approximately $63.3 million, primarily related to equity securities.

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

(2) INVESTMENTS IN AFFILIATES

    In March 2000, Verio, LLC, a wholly-owned subsidiary of the Company, invested $30.0 million in cash in Agilera.com, a next generation application service provider that delivers customized e-business and enterprise solutions to emerging and middle-market companies. Verio's Board of Directors designated Verio, LLC as an "Unrestricted Subsidiary" in connection with its $100.0 million revolving credit facility and each of the indentures pursuant to which Verio has issued debt instruments. Verio accounts for its 39% equity interest in Agilera.com under the equity method. In connection with the investment, Verio entered into a commercial agreement with Agilera.com under which the Company will provide infrastructure and services to Agilera.com, including Internet connectivity through its Tier One network, as well as the servers, data center facilities and managed services necessary for Agilera.com to offer its hosted applications.

(3) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consisted of the following (in thousands):

                                                                  DECEMBER 31,      JUNE 30,
                                                                      1999            2000
                                                                  ------------     ---------

          Internet access and computer equipment ...........       $ 175,111       $ 255,513
          Fiber capacity ...................................          65,477          65,477
          Furniture, fixtures and computer software ........           9,062          13,324
          Leasehold improvements ...........................          19,482          58,247
                                                                   ---------       ---------
                                                                   $ 269,132       $ 392,561
                                                                   =========       =========

    Depreciation expense was $16.7 million and $38.5 million for the six months ended June 30, 1999 and 2000, respectively. During the six months ended June 30, 2000, $2.1 million of purchased software was written off as management abandoned the related project.

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

    In July 1999 Verio issued 7.2 million shares of its Series A 6.75% Convertible Preferred Stock, with a liquidation preference of $50.00 per share, for approximate net proceeds of $347.3 million. The shares of preferred stock are convertible to shares of common stock at $48.2813 per share. The convertible preferred stock may be redeemed, at the Company's option, at 102.0% of the liquidation preference, plus accumulated and unpaid dividends on or after August 1, 2001, but prior to August 1, 2002, if the trading price of Verio common stock equals or exceeds $72.4219 per share for a specified period. In addition to the payments described above, holders would receive a payment equal to the present value of the dividends that would thereafter have been payable on the convertible preferred stock through and including August 1, 2002. Except as described above, the Company may not redeem the convertible preferred stock prior to August 1, 2002. Beginning on August 1, 2002, Verio may redeem the convertible preferred stock initially at 103.8571% of the liquidation preference and thereafter at prices declining to 100.0% on and after August 1, 2006, plus, in each case, all accumulated and unpaid dividends. Verio may effect any redemption, in whole or in part, by delivering cash, shares of common stock or a combination thereof. At the closing of this offering, the initial purchasers of the convertible preferred stock deposited approximately $24.3 million of the proceeds into an account from which four, equal quarterly cash payments were made to the preferred stockholders of record in the form of a return of capital. As of June 30, 2000, three of the quarterly payments had been made; the remaining payment of $6.1 million is included in restricted cash on the consolidated balance sheet. The deposit account was fully disbursed on August 1, 2000. Subsequent to August 1, 2000, dividends will accrue on a cumulative basis at 6.75% per annum.

    In March 2000, the Company and Verio, LLC entered into several agreements with Salomon Brothers Holding Inc. ("Salomon"). Pursuant to a purchase agreement ("Purchase Agreement"), Verio, LLC sold 640,000 shares of Verio common stock to Salomon for gross proceeds of $33.6 million. Simultaneously, the Company, Verio, LLC and Salomon entered into an agreement ("Equity Swap Facility") whereby Verio, LLC is obligated to repay the gross proceeds of $33.6 million, plus a periodic fee equal to the LIBOR rate plus a 2% margin. The Equity Swap Facility matures on December 18, 2000, but can be settled earlier by Verio, LLC without penalty. Verio, LLC may, at its sole option, elect the method of settlement as either share settlement or cash settlement. Due to Verio, LLC's ability and sole option to distribute or receive shares of Verio common stock to settle the Equity Swap Facility, the Company records all amounts received or paid under this agreement as increases or decreases to equity.

    In connection with the Equity Swap Facility, Verio, LLC entered into a pledge agreement with Salomon. Under the terms of the pledge agreement, Verio, LLC pledged an additional 2.86 million shares of Verio common stock to secure the Equity Swap Facility. If the market value of these shares and the original 640,000 shares sold to Salomon falls below a specified ratio, Verio, LLC may be required to pledge additional shares of Verio common stock.

    Stock-Based Compensation Plans

    Verio has established incentive stock option plans (the Plans) whereby, at the discretion of the Board of Directors (the Board), Verio may grant stock options to employees of Verio and its controlled subsidiaries. As of June 30, 2000, Verio had reserved 25.9 million shares for issuance under the Plans. Prior to Verio's initial public offering, the option price was determined by the Board at the time the option was granted, with such price being not less than the estimated fair value of Verio's common stock. Options granted subsequent to the initial public offering are granted at fair value based on quoted prices for Verio's common stock. As of June 30, 2000, options had been granted and remained outstanding under the Plans entitling the holders to purchase approximately 15.8 million shares of Verio's common stock, at exercise prices ranging from $0.46 to $61.13 per share. Options granted on or before December 19, 1997 vest over a five year period, and expire ten years from the date of grant. Options granted on December 20, 1997 or later, vest over periods up to four years, and expire eight years from the date of grant. Certain options granted prior to March 1998 may be exercised prior to their scheduled vesting date, but are subject to a repurchase by Verio at the exercise price until the scheduled vesting date. In addition, Verio has established a non-employee director stock incentive plan (the "Director Plan") under which non-employee directors are granted stock options in order to provide an incentive to them to serve the Company. As of June 30, 2000, Verio has reserved 1.1 million shares for issuance under the Director Plan. Options granted under the Director Plan are granted at fair value based on quoted prices for Verio's common stock. As of June 30, 2000, options had been granted and remained outstanding under the Director Plan entitling the holders to purchase approximately 0.4 million shares of Verio's common stock.

    With respect to certain option grants made subsequent to February 28, 1998 and before the completion of the initial public offering ("IPO"), Verio granted options to employees with exercise prices that subsequently were determined to be less than the fair value per share based upon Verio's estimated price per share in the IPO. Accordingly, Verio is recognizing compensation expense totaling approximately $7.5 million, as adjusted for forfeitures, pro rata over the forty-eight month vesting period of the options. This compensation expense totaled approximately $0.9 and $0.7 million for the six months ended June 30, 1999 and 2000, respectively.

    Loss per share is calculated using weighted average common shares outstanding, which in the case of weighted average diluted shares, excludes the effect of common stock options and warrants, and convertible preferred stock, all of which are anti-dilutive in 1999 and 2000.

(6) MERGER AND TENDER OFFERS

    On May 7, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with NTT Communications Corporation ("NTT Communications") and Chaser Acquisition, Inc., an indirect wholly-owned subsidiary of NTT Communications ("Chaser"). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof and as set forth in the Offer to Purchase, dated May 17, 2000 (the "Offer to Purchase"), and in the related Letters of Transmittal (which, together with the Offer to Purchase, as amended or supplemented from time to time, constitute the "Equity Tender Offer"), Chaser has commenced a cash tender offer for (i) all of the issued and outstanding shares of common stock of the Company (other than shares of common stock already owned by NTT Communications and its subsidiaries), at a purchase price of $60.00 per share, net to the seller in cash, without interest thereon, (ii) all of the issued and outstanding shares of Series A 6.75% convertible preferred stock, par value $.001 per share, of the Company, at a purchase price of $62.136 per share, plus all accumulated and unpaid dividends on each share of convertible preferred stock from August 1, 2000 to and including the expiration date of the Equity Tender Offer, net to the seller in cash, without interest thereon, and (iii) certain outstanding warrants to purchase 1,306,228 shares of common stock of the Company. The Equity Tender Offer is subject to customary terms and conditions, including the tender of that number of shares of the Company's common stock that, together with shares of Company common stock currently held by NTT Communications and its subsidiaries, constitute at least a majority of the Company's outstanding shares of common stock on a fully diluted basis. Following the Equity Tender Offer, Chaser will merge with and into the Company (the "Merger") and the Company will become an indirect wholly-owned subsidiary of NTT Communications. In the Merger, the remaining common and preferred shareholders of the Company will become entitled to receive the per share consideration paid in the Equity Tender Offer.

    Separately, pursuant to an Offer to Purchase and Consent Solicitation Statement dated July 17, 2000 (the "Offer to Purchase the Notes"), the Company commenced cash tender offers and consent solicitations for $1,075,000,000 aggregate principal amount of all of its outstanding 13 1/2% Senior Notes due 2004, 10 3/8% Senior Notes due 2005, 11 1/4% Senior Notes due 2008, and 10 5/8%
Senior Notes due 2009 (collectively, the "Notes"). On July 28, 2000, the Company received tenders and the requisite consents from the holders of more than a majority of the outstanding principal amount of each series of the Notes. Accordingly, upon the terms and subject to the conditions set forth in the Offer to Purchase the Notes, the Company and the trustee under each of the indentures governing the Notes executed supplemental indentures with respect to each series of Notes to eliminate certain covenants and amend certain provisions of the indentures governing each series of Notes. Amendments implemented by a supplemental indenture will not become operative until the Company accepts the validly tendered Notes with respect to such indenture following the expiration of the applicable offer to purchase the Notes.

    The Company's acceptance of and payment for tendered Notes and consents with respect to any series of Notes is subject to certain conditions, including: (i) valid tender of a majority in outstanding principal amount of such series of Notes; (ii) execution of a supplemental indenture for such series of Notes;
(iii) consummation of the Equity Tender Offer; (iv) funding provided by NTT Communications to purchase the tendered Notes and make the consent payments; and
(v) satisfaction of certain general conditions.

    The Company has obtained a loan commitment from NTT Communications to provide debt financing of up to $1.3 billion to fund the payments pursuant to the tender offers for the Notes and the related consent solicitations. The funding of this financing is subject to certain conditions, including the consummation of the Equity Tender Offer.

(7)      SUBSEQUENT EVENTS

    During August 2000, the Company and Verio, LLC invested an additional $5.7 million and $14.3 million in cash, respectively to Agilera.com. The Company's equity interest is now 32% and is accounted for under the equity method.

    On August 3, 2000, Verio, LLC and Citibank, N.A. entered into a $11.2 million credit agreement (the "Credit Agreement") in order to partially fund the additional investment of $20.0 million by Verio, LLC in Agilera.com. As part of the transaction, Verio, LLC and Salomon amended and restated their pledge agreement to allow, among other things, for the 2.86 million shares of Verio common stock to secure the amount loaned to Verio, LLC by Citibank, N.A. Also, the Company, Verio, LLC and Salomon amended the terms of the Equity Swap Facility in order, among other things, to allow Verio, LLC to enter into the Credit Agreement, to grant Citibank, N.A. a right of payment under the Equity Swap Facility and to acknowledge that Salomon has tendered in the on-going Lender offer by Chaser Acquisition, Inc. (see note 6 below) the 640,000 shares sold to Salomon in March 2000.

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

    As of June 30, 2000, we served over 330,000 customer accounts, including over 440,000 hosted Web sites, and had total revenue of approximately $165.3 million for the six months ended June 30, 2000.

RESULTS OF OPERATIONS

    The following table presents operating data, as a percentage of total revenue, for the three and six-month periods ended June 30, 1999 and 2000. This information has been derived from our Condensed Consolidated Financial Statements included in this Form 10-Q. This information should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto:

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                JUNE 30,
                                                                 ---------------------     ---------------------
                                                                   1999         2000         1999         2000
                                                                 -------      --------     --------      -------
Revenue:
  Internet connectivity ...................................         47%          41%          49%          41%
  Enhanced services and other .............................         53%          59%          51%          59%
                                                                  ----         ----         ----         ----
       Total revenue ......................................        100%         100%         100%         100%
Costs and expenses:
  Cost of service .........................................         33%          32%          34%          32%
  Sales and marketing .....................................         24%          25%          25%          24%
  General and administrative and other ....................         50%          56%          51%          56%
  Depreciation and amortization ...........................         40%          49%          40%          48%
                                                                  ----         ----         ----         ----
       Total costs and expenses ...........................        147%         162%         150%         160%
                                                                  ----         ----         ----         ----
       Loss from operations ...............................        (47)%        (62)%        (50)%        (60)%
Other income (expense):
  Interest income .........................................          7%          15%           7%          15%
  Interest expense ........................................        (34)%        (38)%        (35)%        (38)%
  Equity in losses of affiliates ..........................       --             (4)%       --             (2)%
                                                                  ----         ----         ----         ----
       Net loss ...........................................        (74)%        (89)%        (78)%        (85)%
Return on convertible preferred stock .....................       --             (7)%       --             (7)%
                                                                  ----         ----         ----         ----
       Net loss attributable to common stockholders........        (74)%        (96)%        (78)%        (92)%
                                                                  ====         ====         ====         ====

Revenue

    Most of our revenue is received from business customers who purchase Web hosting products, high-speed Internet connectivity, and other enhanced value Internet services. Verio offers a broad range of connectivity options to its customers including digital subscriber lines, integrated services digital network, dedicated lines, frame relay and dial-up connections. Connectivity customers typically sign a contract for one year of service and pay fixed, recurring monthly service charges plus a one-time set-up fee under those agreements. These charges vary depending on the type of service, the length of the contract and local market conditions. Our shared and dedicated Web hosting customers typically pay fixed, recurring monthly service charges plus a one-time set-up fee. These charges vary depending on the amount of disk space and transit required by the customer. Other enhanced services include:

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

o       consulting; and

o       the sales of equipment and customer circuits.

    Revenue for all products is recognized as the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and are recognized monthly as services are rendered.

    We have experienced some seasonality in our internal revenue growth, with the period of higher growth being the fall and winter. Verio's focus is on services that generate recurring revenue from small and mid-sized business customers. Revenue from business customers currently represents approximately 90% of revenue, and approximately 86% of revenue is recurring. No single customer represents more than approximately 2% of revenue.

    Total revenue increased 36% from $61.9 million for the three months ended June 30, 1999 to $84.2 million for the three months ended June 30, 2000 and increased 41% from $117.1 million for the six months ended June 30, 1999 to $165.3 million for the six months ended June 30, 2000. Internal growth contributed significantly to this increase as well as the acquisition of digitalNATION, which was completed after June 30, 1999. Revenue from Web hosting and other Internet enhanced value services increased from 53% of revenue for the three months ended June 30, 1999 to 59% for the three months ended June 30, 2000 and increased from 51% of revenue for the six months ended June 30, 1999 to 59% for the six months ended June 30, 2000, and is expected to continue to grow as a percent of revenue. Revenue growth rates for the three months ended June 30, 2000 were slower than anticipated due in part to delays in obtaining telco circuits for new dedicated access customers and new colocation facilities, and a decline in the market prices for domain name registration services. Dedicated server sales were largely unaffected by these factors and continued increase significantly. Also, during this period and the three months ended March 31,2000, there was a significant diversion of management resources to the events leading to the Merger Agreement with NTT Communications and the closing efforts required thereafter. This diversion of management resources continues as management works to satisfy the closing requirements for the Equity Tender Offer. However, once the Equity Tender Offer is completed, management expects that its attention will be refocused on Verio's operations, as well as the development and implementation, along with NTT Communications, of the new strategic opportunities that this transaction provides.

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

    Cost of service increased $6.8 million from $20.1 million for the three months ended June 30, 1999 to $26.9 million for the three months ended June 30, 2000 and increased $13.5 million from $39.5 million for the six months ended June 30, 1999 to $53.0 million for the six months ended June 30, 2000, primarily as a result of internal growth and acquisitions. As a percentage of revenue, cost of service decreased from 33% for the three months ended June 30, 1999 to 32% for the three months ended June 30, 2000 and decreased from 34% for the six months ended June 30, 1999 to 32% for the six months ended June 30, 2000. This improvement primarily reflects the scale efficiencies of our local and national networks and the shift in our revenue mix to products with higher gross margin, such as Web hosting. As Verio continues to grow, we expect our cost of service to continue to increase in absolute dollars and decrease as a percentage of total revenue. This decrease reflects Verio's revenue mix shift to higher margin Web hosting and other enhanced value Internet services and the benefits of shifting traffic from third party networks to the Verio network.

Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of salaries, commissions and advertising.

    Sales and marketing expenses increased $6.0 million from $14.7 million, or 24% of revenue, for the three months ended June 30, 1999 to $20.7 million, or 25% of revenue, for the three months ended June 30, 2000 and increased $10.9 million from $29.5 million, or 25% of revenue, for the six months ended June 30, 1999 to $40.4 million, or 24% of revenue, for the six months ended June 30, 2000, due to increases in the number of direct sales representatives, indirect channel managers and marketing personnel. As Verio seeks to accelerate our revenue growth, we also expect an increase in sales and marketing expenses -in absolute dollars but we expect only limited changes as a percentage of revenue.

General and Administrative and Other Expenses

    General and administrative and other expenses consist primarily of salaries and related benefits, rent and utilities. Such expenses also include the expenses of general management, engineering, customer care and accounting.

    General and administrative and other expenses increased $16.5 million from $31.0 million, or 50% of revenue, for the three months ended June 30, 1999, to $47.5 million, or 56% of revenue, for the three months ended June 30, 2000 and increased $32.7 million from $59.8 million, or 51% of revenue, for the six months ended June 30, 1999, to $92.5 million, or 56% of revenue, for the six months ended June 30, 2000. Included in the three and six months ended June 30, 2000 is approximately $1.0 million of fees related to the NTT Communications Merger. Verio expects significant increases in general and administrative expenses in absolute dollars primarily as a result of planned investments in new and expanded data centers and customer operations.

Depreciation and Amortization

    Depreciation is provided over the estimated useful lives of assets ranging from three to five years using the straight-line method. The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a ten-year period. Debt issuance costs are amortized over the life of the debt. Other intangibles consist primarily of the costs associated with customer acquisitions and non-compete agreements and are amortized over a three-year period or the life of the agreement. In 1999, the Company entered into a 20-year capacity agreement with Qwest to acquire fiber capacity on Qwest's fiber optic network for $65.5 million. This payment is being depreciated over the life of the agreement.

    Depreciation and amortization expenses increased $16.1 million from the three months ended June 30, 1999 to June 30, 2000 and increased $31.9 million from the six months ended June 30, 1999 to June 30, 2000, primarily as a result of our investments in new and expanded data centers and goodwill. During the six months ended June 30, 2000, $2.1 million of purchased software was written off as management abandoned the related project. Depreciation expense is expected to continue to significantly increase as we continue to invest in data centers and customer operations.

Other Income (Expenses)

    Interest income increased from $4.2 million for the three months ended June 30, 1999 to $13.0 million for the three months ended June 30, 2000 and increased from $9.0 million for the six months ended June 30, 1999 to $25.0 million for the six months ended June 30, 2000 due to increased cash balances resulting from debt offerings, proceeds from the issuance of $360.0 million in preferred stock in July 1999, and a $2.5 million gain on the sale of securities. See "-- Liquidity and Capital Resources." Interest and other expenses increased from $20.9 million for the three months ended June 30, 1999 to $31.8 million for the three months ended June 30, 2000 and increased from $41.2 million for the six months ended June 30, 1999 to $63.6 million for the six months ended June 30, 2000, primarily due to the issuance of 10 5/8% Senior Notes due 2009 in November 1999.

Equity in Losses of Affiliates

Equity in losses of affiliates represents Verio's 39% equity interest in Agilera.com, which was purchased in March 2000.

Return on Convertible Preferred Stock

    The return on convertible preferred stock relates to the payments required to be made at 6.75% per annum on $360.0 million, which was paid in cash quarterly through August 1, 2000 from the deposit account established in connection with the issuance of our Series A 6.75% Convertible Preferred Stock. Amounts on deposit in the deposit account are recorded as restricted cash. Subsequent to August 1, 2000, the obligation accrues on a cumulative basis at the same rate of 6.75% per annum.

Other Comprehensive Loss

    Other comprehensive loss was $60.5 million for the three months ended June 30, 2000, and $26.2 million for the six months ended June 30, 2000 primarily due to the unrealized losses on investments in publicly traded equity securities. Since these securities were not publicly traded as of June 30, 1999, no comprehensive loss is recorded as of that date.

LIQUIDITY AND CAPITAL RESOURCES

    Our business strategy has required, and is expected to continue to require, substantial capital to fund acquisitions and investments, capital expenditures and interest expense.

    As of June 30, 2000, we had approximately $708.1 million in cash and cash equivalents and securities available for sale (including $8.4 million of restricted cash). Significant cash activity for the six months ended June 30, 2000 includes equipment purchases, investments and the Equity Swap Facility that we entered into with Salomon. Cash used to purchase equipment increased $73.5 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, as we expanded our Web hosting and co-location physical infrastructure, systems and personnel. The acquisition of Hiway in January 1999 resulted in an aggregate cash outflow of approximately $176.0 million in investing activities compared to the March 2000 investment in shares of Agilera.com, a subsidiary of CIBER, Inc., resulted in a cash outflow of approximately $30.0 million. Also in 2000, the Equity Swap Facility with Salomon resulted in $33.1 million (net) additional cash provided by financing activities. Cash used by working capital items was $6.6 million for the six months ended June 30, 1999, compared to $15.0 million used by working capital items for the six months ended June 30, 2000.

    Our business plan for 2000 currently anticipates investing approximately $350.0 million over the year for capital expenditures. Approximately $300.0 million of the budgeted amount is for the expansion of hosting operations. Specifically, the expenditures include $200.0 million for new and expanded hosting centers, $45.0 million for additional servers, and the balance for product development, software licenses, IT systems, a new Web operations control center and leasehold improvements. The remaining $50.0 million of capital has been budgeted for network equipment, systems and facilities to support the growth of our high-speed access business. During the six months ended June 30, 2000, Verio made capital investments of $126.1 million.

    We also have significant debt service requirements. At June 30, 2000 our long-term liabilities were $1,099.6 million, and the expected annual interest expense is approximately $119.2 million. The interest expense and principal repayment obligations associated with our debt could have a significant effect on our future operations.

    We have a $100.0 million revolving credit facility with a group of commercial lending institutions. This facility is secured by substantially all of the stock of our subsidiaries and by an agreement with Qwest pursuant to which Verio may lease fiber capacity from time to time. The credit facility requires no payments of principal until its maturity on June 30, 2002. The terms of the credit facility provide for borrowings at a margin of 2% above LIBOR. There is a commitment fee of 1/2 of 1% per annum on the undrawn amount of the credit facility. We have made no borrowings under the credit facility as of June 30, 2000.

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

    Pursuant to the Offer to Purchase the Notes, the Company commenced cash tender offers and consent solicitations for $1,075,000,000 aggregate principal amount of all of its outstanding Notes. On July 28, 2000, the Company received tenders and the requisite consents from the holders of more than a majority of the outstanding principal amount of each series of the Notes. Accordingly, upon the terms and subject to the conditions set forth in the Offer to Purchase the Notes, the Company and the trustee under each of the indentures governing the Notes executed supplemental indentures with respect to each series of Notes to eliminate certain covenants and amend certain provisions of the indentures governing each series of Notes. The supplemental indentures will not become operative until the Company accepts the validly tendered Notes with respect to such indenture following the expiration of the applicable offer to purchase the Notes.

    The Company's acceptance of and payment for tendered Notes and consents with respect to any series of Notes is subject to certain conditions, including: (i) valid tender of a majority in outstanding principal amount of such series of Notes; (ii) execution of a supplemental indenture for such series of Notes;
(iii) consummation of the Equity Tender Offer; (iv) funding provided by NTT Communications to purchase the tendered Notes and make the consent payments; and
(v) satisfaction of certain general conditions. As of the date of this filing, a majority of the outstanding principal amount of each such series of Notes has been tendered and the Company has executed the supplemental indenture for each such series of Notes.

    The Company has obtained a loan commitment from NTT Communications to provide debt financing of up to $1.3 billion to fund the payments pursuant to the tender offers for the Notes and the related consent solicitations. The funding of this financing is subject to certain conditions, including the consummation of the Equity Tender Offer.

    In July 1999, we issued 7.2 million shares of Series A 6.75% Convertible Preferred Stock, with a liquidation preference of $50.00 per share, for approximate net proceeds of $347.3 million. The shares of preferred stock are convertible to shares of common stock at $48.2813 per share. The convertible preferred stock may be redeemed, at the Company's option, at 102.0% of the liquidation preference, plus accumulated and unpaid dividends on or after August 1, 2001, but prior to August 1, 2002, if the trading price of Verio common stock equals or exceeds $72.4219 per share for a specified period. In addition to the payments described above, holders would receive a payment equal to the present value of the dividends that would thereafter have been payable on the convertible preferred stock through and including August 1, 2002. Except as described above, the Company may not redeem the convertible preferred stock prior to August 1, 2002. Beginning on August 1, 2002, Verio may redeem the convertible preferred stock initially at 103.8571% of the liquidation preference and thereafter at prices declining to 100.0% on and after August 1, 2006, plus, in each case, all accumulated and unpaid dividends. Verio may effect any redemption, in whole or in part, by delivering cash, shares of common stock or a combination thereof.

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

    In March 2000, the Company and Verio, LLC entered into several agreements with Salomon. Pursuant to the Purchase Agreement, Verio, LLC sold 640,000 shares of Verio common stock to Salomon for gross proceeds of $33.6 million. Simultaneously, Verio, LLC and Salomon entered into the Equity Swap Facility whereby Verio, LLC is obligated to repay the gross proceeds of $33.6 million, plus a periodic fee equal to a LIBOR based rate plus a 2% margin. The Equity Swap Facility matures on December 18, 2000, but can be settled earlier by Verio, LLC without penalty. Verio, LLC may, at its sole option, elect the method of settlement as either share settlement or cash settlement. Due to Verio, LLC's ability and sole option to distribute or receive shares of Verio common stock to settle the Equity Swap Facility, the Company records all amounts received or paid under this agreement as increases or decreases to equity.

    During August 2000, the Company and Verio, LLC invested an additional $5.7 million and $14.3 million in cash, respectively to Agilera.com. The Company's equity interest is now 32% and is accounted for under the equity method.

    On August 3, 2000, Verio, LLC and Citibank, N.A. entered into a $11.2 million credit agreement (the "Credit Agreement") in order to partially fund the additional investment of $20.0 million by Verio, LLC in Agilera.com. As part of the transaction, Verio, LLC and Salomon amended and restated their pledge agreement to allow, among other things, for the 2.86 million shares of Verio common stock to secure the amount loaned to Verio, LLC by Citibank, N.A. Also, the Company, Verio, LLC and Salomon amended the terms of the Equity Swap Facility in order, among other things, to allow Verio, LLC to enter into the Credit Agreement, to grant Citibank, N.A. a right of payment under the Equity Swap Facility and to acknowledge that Salomon has tendered in the on-going Lender offer by Chaser Acquisition, Inc. the 640,000 shares sold to Salomon in March 2000.

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

    We expect to meet our capital needs for the next 12 months with cash on hand, and beyond 12 months, to the extent that the Equity Tender Offer is not consummated, with the proceeds from the sale or issuance of capital stock, the credit facility, lease financing and additional debt. We regularly examine financing alternatives based on prevailing market conditions and expect, if appropriate, to access the capital markets from time to time based on our current and anticipated cash needs and market opportunities. Over the longer term, to the extent that the Equity Tender Offer is not consummated, we will be dependent on obtaining positive operating cash flows and, to the extent cash flows are not sufficient, the availability of additional financing, to meet our debt service obligations. Insufficient funding may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth and ability to realize economies of scale. In addition, our operating flexibility with respect to certain business activities currently is limited by covenants associated with our indebtedness. There can be no assurance that, if the Equity Tender Offer and the tender offers for the Notes are not consummated, such covenants will not adversely affect our ability to finance our future operations or capital needs or to engage in business activities that may be in our interest.

NEW ACCOUNTING STANDARDS

    In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We are required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, on October 1, 2000, and do not expect a material effect on our financial position, results of operations or cash flows as a result of SAB 101.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

    No significant changes in the quantitative and qualitative disclosures about market risk have occurred from the discussion contained in our report on Form 10-K/A-1 for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission (the "Commission") on March 27, 2000.

    In connection with the Equity Swap Facility, Verio, LLC entered into a pledge agreement with Salomon, which was amended and restated as of August 3, 2000. Under the terms of the pledge agreement, Verio, LLC pledged 2.86 million shares of Verio common stock to secure the Equity Swap Facility and, as of August 3, 2000, the Credit Agreement. If the market value of these shares and the original 640,000 shares sold to Salomon falls below a specified ratio, Verio, LLC will be required to pledge additional shares of Verio common stock to Salomon.


                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

    Verio is party to various legal proceedings that have arisen in the ordinary course of its business. We do not believe that any of these proceedings, if determined adversely to us, would have a material adverse effect on us. In addition, certain class action law suits have been filed against Verio and its directors relating to the Equity Tender Offer (as disclosed in our previous filings with the Commission in connection with the Equity Tender Offer). Verio believes that these complaints are meritless and they will be defended vigorously.

ITEM 2. Changes in Securities and Use of Proceeds

    On April 26, 2000, the Company filed a Certificate of Amendment of Certificate of Incorporation (the "Certificate of Amendment") with the Secretary of State of the State of Delaware, which increased the number of shares of capital stock that the Company is authorized to issue from 137,500,000 shares to 262,500,000 shares, consisting of 250,000,000 shares of common stock and 12,500,000 shares of preferred stock. This increase in the number of shares of capital stock of the Company authorized for issuance was approved at the 1999 Annual Meeting of Stockholders, which was held on June 17, 1999. The stockholder proposal authorized the Company's Board of Directors to file the Certificate of Amendment at any time prior to the 2000 Annual Meeting of Stockholders of the Company.

    On April 28, 2000, following the 2000 Annual Meeting of Stockholders on April 27, 2000, the Company filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the number of shares of capital stock that the Company is authorized to issue from 262,500,000 shares to 770,000,000 shares, consisting of 750,000,000 shares of common stock and 20,000,000 shares of preferred stock. This increase in the number of shares of capital stock of the Company authorized for issuance was approved at the 2000 Annual Meeting of Stockholders, which was held on April 27, 2000.

ITEM 3.   Defaults Upon Senior Securities

    None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

    (a) The Company held its 2000 Annual Meeting of Stockholders on April 27, 2000.

    (b) There were 78,724,424 shares of common stock of the Company outstanding as of the record date and 86.51%, or 68,104,800 shares of common stock were represented at such meeting, in person or by proxy, which constituted a quorum. The matters voted upon at the Annual Meeting and the results of the voting as to each such matter are set forth below:

         (i) The following individuals were elected as Class II directors of the Company, for terms to expire at the Annual Meeting to be held in the year 2003:

                           Votes For               Votes Withheld

Steven C. Halstedt         63,139,393              4,965,407

James C. Allen             59,384,902              8,719,898

         (ii) Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock of the Company from 125,000,000 shares to 750,000,000 shares:

                  For               Against          Abstain           Broker Non-Votes

                  48,470,010        19,598,743       38,047            0

         (iii) Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of preferred stock of the Company from 12,500,000 shares to 20,000,000 shares:

                  For               Against          Abstain           Broker Non-Votes

                  48,573,356        5,209,392         42,803           14,279,249

         (iv) Approval and ratification of amendments to the Company's 1998 Stock Incentive Plan to increase the number of shares reserved for issuance under the 1998 Stock Incentive Plan by 7,500,000 shares, adopt a limit on the maximum number of shares with respect to which options may be granted to any grantee in any fiscal year of the Company and certain other administrative provisions to comply with the performance-based compensation exception to the deduction limit of Section 162(m) of the Internal Revenue Code of 1986, as amended, as well as certain other amendments that do not require stockholder approval:

                  For               Against          Abstain           Broker Non-Votes

                  35,779,785        17,977,329       68,437            14,279,249

         (v) The ratification of the appointment by the Board of Directors of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.

                  For               Against          Abstain           Broker Non-Votes

                  67,374,234        31,506           35,080            0

ITEM 5.   Other Information

    None.

ITEM 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits

         See attached exhibit index.

         (b)  Reports on Form 8-K

         On May 1, 2000, the Company filed a Current Report on Form 8-K, dated the same date. The Current Report included as an exhibit a press release issued by the Company announcing the appointment of Thomas A. Marinkovich to the Company's Board of Directors, effective as of April 27, 2000, and that Mr. Marinkovich would also serve as chairman of the Audit Committee of the Board of Directors.

         On May 8, 2000, the Company filed a Current Report on Form 8-K, dated the same date, reporting that the Company, NTT Communications and Chaser, a wholly-owned subsidiary of NTT Communications, entered into the Merger Agreement discussed in note 6 to Item 1.

         On June 2, 2000, the Company filed a Current Report on Form 8-K, dated the same date, reporting that no change in control of the Company had occurred, but that, if the Equity Tender Offer is consummated as described in the Merger Agreement, the Tender Offer Statement on Schedule TO and the Solicitation/ Recommendation Statement on Schedule 14D-9, a change in control of the Company will occur as described in those documents. The Current Report incorporated by reference the following exhibits: Tender Offer Statement on Schedule TO, dated May 17, 2000, filed with the Commission by Chaser, NTT Communications and Nippon

Telegraph and Telephone Corporation ("NTT"); the Solicitation/Recommendation Statements on Schedule 14D-9, dated May 18, 2000, filed with the Commission by Verio; Amendment No. 1 to the Tender Offer Statement on Schedule TO, dated May 23, 2000, filed with the Commission by Chaser, NTT Communications and NTT; Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9, dated May 24, 2000, filed with the Commission by Verio; and Amendment No. 2 to the Tender Offer Statement on Schedule TO, dated May 31, 2000, filed with the Commission by Chaser, NTT Communications and NTT.

         On June 28, 2000, the Company filed a Current Report on Form 8-K, dated the same date, reporting that since June 2, 2000, Chaser, NTT Communications and NTT filed with the Commission on each of June 13, 2000, June 15, 2000 and June 20, 2000, respectively, Amendment No. 3, Amendment No. 4 and Amendment No. 5 to the Tender Offer Statement on Schedule TO. On each of June 13, 2000, June 15, 2000 and June 20, 2000, respectively, the Company filed with the Commission Amendment No. 2, Amendment No. 3 and Amendment No. 4 to the Solicitation/Recommendation Statement on Schedule 14D-9. The Current Report incorporated by reference each of the amendments described above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VERIO INC.


Date:    August 14, 2000        /s/ Peter B. Fritzinger
                                -----------------------------------------------
                                Peter B. Fritzinger
                                Chief Financial Officer


Date:    August 14, 2000        /s/ Carla Hamre Donelson
                                -----------------------------------------------
                                Carla Hamre Donelson
                                Vice President, General Counsel and Secretary

                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER                DESCRIPTION
     -------               -----------

     2.1*                  Agreement and Plan of Merger, dated as of May 7, 2000, among NTT
                           Communications Corporation, Chaser Acquisition, Inc. and the Company+

     4.2++                 Company's 1998 Stock Incentive Plan, as Amended and Restated on February
                           17, 2000

     3.1**                 Restated Certificate of Incorporation, as amended

     4.1                   Restated Certificate of Incorporation, as amended (see Exhibit 3.1 of this report)

     10.1                  Agreement and Plan of Merger (see Exhibit 2.1 to this report)

     10.2***               Confidentiality Agreement between the Company and NTT Communications
                           Corporation, dated as of April 7, 2000

     10.3****              Letter Agreement, dated May 7, 2000, between the Company and Justin L.
                           Jaschke

     10.4****              Letter Agreement, dated May 7, 2000, between the Company and Sean G.
                           Brophy

     10.5****              Letter Agreement, dated May 7, 2000, between the Company and Chris
                           DeMarche

     10.6****              Letter Agreement, dated May 7, 2000, between the Company and Carla Hamre
                           Donelson

     10.7****              Letter Agreement, dated May 7, 2000, between the Company and Peter B.
                           Fritzinger

     10.8****              Letter Agreement, dated May 7, 2000, between the Company and James M.
                           Kieffer

     10.9****              Letter Agreement, dated May 7, 2000, between the Company and Mark A.
                           Orland

     10.10****             Letter Agreement, dated May 7, 2000, between the Company and Barbara L.
                           Goworowski

     10.11****             Letter Agreement, dated May 7, 2000, between the Company and James P.
                           Treuting

     10.12****             Letter Agreement, dated May 7, 2000, between the Company and Douglas R.
                           Schneider

     10.13****             Letter Agreement, dated May 7, 2000, between the Company and Isabel
                           Ehringer

     27.1                  Financial Data Schedule

------------------------------------------------------

* Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 8, 2000.

** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-4 (Registration No. 333-31184), filed with the Commission on May 11, 2000.

*** Incorporated by reference to the Tender Offer Statement on Schedule TO filed with the Commission on May 17, 2000 by Chaser Acquisition, Inc., NTT Communications Corporation and Nippon Telegraph and Telephone Corporation.

****   Incorporated by reference to the Solicitation/Recommendation Statement on
       Schedule 14D-9 filed with the Commission on May 18, 2000 by the Company.

+ Pursuant to Item 601(b)(2) of Regulation S-K, the Company has omitted from Exhibit 2.1 the disclosure schedule denoted as the "Company Letter" in the Agreement and Plan of Merger. The Company agrees to furnish supplementally a copy of the "Company Letter" to the Commission upon request.

++ Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-36250), filed with the Commission on May 4, 2000.